Form 10QSB
period 1999-06-30
ALTREX INC
filed 1999-08-25
CIK 1072988

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended June 30, 1999
                         Commission File Number 0-26813


                              ALTREX INCORPORATED
             (Exact name of registrant as specified in its charter)

             NEVADA                            91-1932068
    (State of Incorporation)         (I.R.S. Employer Identification No.)

                       124 SOUTH WALL STREET, SUITE 105
                          SPOKANE, WASHINGTON 99201
             (Address of Principal Executive Offices) (Zip Code)

                                 (509) 252-3939
                                 --------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No
                                  -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of June 30, 1999, the registrant had 2,500,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements for the quarter year period ended June 30, 1999 follow. Please note that there is no "comparative" financial information provided for the same period in the prior year since the Company was formed on October 20, 1998.


                             Altrex Incorporated
                        (A Development Stage Company)
                                Balance Sheet
                             As of June 30, 1999

                                                          Unaudited
                                                           June 30,
                                                              1999
						        -----------
ASSETS
Cash                                                    $         0
Organization Costs                                                0
Accumulated Amortization                                          0
                                                        -----------

Total Assets                                            $         0
                                                        ===========

LIABILITIES
Accounts Payable                    	                $         0
                                                        -----------

STOCKHOLDERS' EQUITY
Common Stock:
Paid-In Capital, Par Value $0.001 per
Share, 75,000,000 Shares Authorized,
2,500,000 Shares Outstanding                            $     2,500
Paid In Capital In Excess of Par Value                        5,000
(Deficit) Accumulated During Development
Stage        			                             (7,500)
                                                        -----------

Total Stockholders' Equity                              $         0
                                                        -----------

Total Liabilities and Stockholders'
Equity                                                  $         0
                                                        ===========


         See accompanying notes to financial statements.

                              Altrex Incorporated
                        (A Development Stage Company)
                           Statement of Operations
                For the Three Month Period Ended June 30, 1999

                                                          Unaudited
                                                       Three Months
                                                     Ended June 30,
                                                               1999
                                                        -----------

Operating Revenues                                      $         0

Operating Expenses                                                0
                                                        -----------

Net Income (Loss)                                       $         0
                                                        ===========

Per Share Information:
Basic and Diluted (Loss)
per Common Share                                        $     (0.00)

Weighted Average Shares Outstanding                       2,500,000



         See accompanying notes to financial statements.

                           Altrex Incorporated
                       (A Development Stage Company)
            Unaudited Statement of Changes in Stockholders' Equity
               For the Three Month Period Ended June 30, 1999



                        Common     Par       Excess of    Retained
                        Shares     Value     Par Value    Earnings
                        ---------  ------    --------     --------

Beginning Balance       2,500,000  $2,500    $  5,000     $ (7,500)
                        ---------  ------    --------     --------
BALANCE AT
DECEMBER 31,1998        2,500,000  $2,500    $  5,000     $   (250)
                        =========  ======    ========     ========

Net Operating Loss
for the Three Month
Period Ended
June 30, 1999                  --      --          --            0
                        ---------  ------    --------     --------
BALANCE AT
JUNE 30,1999            2,500,000  $2,500    $  5,000     $ (7,500)
                        =========  ======    ========     ========


                 See accompanying notes to financial statements.

                          Altrex Incorporated
                      (A Development Stage Company)
                        Statement of Cash Flows
             For the Three Month Period Ended June 30, 1999





                                                        Unaudited
                                                        Three Months
                                                      Ended June 30,
                                                                1999
                                                         -----------

Net Income (Loss)                                        $         0
                                                         -----------

Net Cash Provided From (Used In)
Operating Activities                                               0

Cash Flows From (Used In)
Investing Activities                                               0

Cash Flows From (Used In)
Financing Activities                                               0
                                                         -----------

Net Increase (Decrease) in Cash                                    0

Cash at Beginning of Period                                        0
                                                         -----------

Cash at End of Period                                    $         0
                                                         ===========



          See accompanying notes to financial statements.

                       Altrex Incorporated
                  (A Development Stage Company)
              Notes to Unaudited Financial Statements
                 Three Months Ended June 30, 1999


NOTE 1 - UNAUDITED FINANCIAL INFORMATION

  The unaudited financial included for the three month period ended
  June 30, 1999 were taken from the books and records without audit.
  It is the opinion of management that the accompanying financial statements contain adjustments necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of operations for the three months then ended, the changes in stock-holders' equity for the three months then ended, and the changes in cash for the three months then ended.

NOTE 2 - INTERIM REPORTING

  The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the remainder of the year.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Altrex Incorporated was incorporated on October 20, 1998, under the laws of the State of Nevada. The Company has elected to report on a calendar year basis.

  The Company is in its development stage and to date its activities have been limited to organization and capital formation. The Company plans to engage in the strategic combining of small internet service providers into a larger organization, or network, which can effectively compete with regional and national service providers.

  The Company has not yet determined and established its accounting policies and procedures, except as follows:

  1.   The Company uses the accrual method of accounting.

  2. Net loss per share is provided in accordance with Financial Accounting Standards No. 128 (FAS No. 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares during the period. Diluted loss per share reflects the per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. No stock options were available or granted during the periods presented. Accordingly, basic and diluted loss per share are the same for all periods presented.

  3. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

NOTE 4 - GOING CONCERN

The Company's Financial Statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realizations of additional capital, it would be unlikely for the Company to continue as a going concern.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real property. Office services are provided without charge by the President of the Company. Such costs are immaterial to the financial statements and, accordingly have not been reflected therein. The officers and directors of the Company are involved in other business activities, and may, in the future, become active in other business activities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their own business interests. The Company has not formulated a policy for the resolution of such conflicts.

PART 1  FINANCIAL INFORMATION

Management's Plan of Operations

While the Company maintains a zero cash balance, the President and Secretary/Treasurer, the Founders, have agreed to provide their services, office space and related supplies free of charge until such time as management can raise the funding necessary to advance its business plan.

In management's opinion, the Company's current cash situation is sufficient and adequate until additional capital can be raised to implement the Company's business plan (the "Plan"). At present, the Company is in its initial development stage. Over the next four to eight months it will be assessing the hardware/software requirements of its Plan, and researching and compiling the data and other information necessary to set forth its detailed operating budgets and cash flow requirements. This information will include requisite data for the internet service provider ("ISP") consolidations/acquisitions and new customer projections that will be the focus of the Company's business plan.

Based on the detailed studies, and resultant budgets and cash flow projections prepared during this initial phase, the Company will then proceed with another offering in the next eight to ten months to raise the estimated $300,000 to $500,000 needed to proceed with the second phase of its Plan. This phase includes the actual acquisition/consolidation of small ISP's into the Company.

The third stage of the Company's Plan is the ongoing operation of these acquired/consolidated ISP's and the targeting of additional customers thereto.

In order to remain a going concern, the Company must first complete the initial stage of its Plan, and then be successful in its effort(s) to raise additional capital, either through an offering, such as another 504 offering, or through a private placement of its securities. There are considerable risks in the implementation of the Company's Plan, including insufficient funding from future sale(s) of its securities, greater than expected costs to acquire and/or consolidate smaller ISP's, greater than expected operating costs, and insufficient revenues from sales/operations. Without sufficient cash flow, the Company would have to rely on existing cash flows and/or loans from its Founders until such time as teh Company could raise additional funds to implement its Plan.

There are no current plans for product research and development. There are no current plans to purchase or sell any significant amount of fixed assets. There are no current plans to increase the number of employees.


PART II - OTHER INFORMATION

ITEM 1.      Not applicable.

ITEMS 2-4.   Not applicable.

ITEM 5.      Information required in lieu of Form 8-K: None

ITEM 6.      Exhibits and Reports on 8-K:

                  a)    Exhibit #27.1, "Financial Data Schedule"

                  b) No reports on Form 8-K were filed during the fiscal quarter ended June 30, 1999


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Altrex Incorporated


        Dated: August 24, 1999          /s/ Christopher George
                                        ----------------------
                                        Christopher George
                                        President