Form 10QSB
period 1999-09-30
ALTREX INC
filed 1999-11-22
CIK 1072988

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended September 30, 1999
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

As of September 30, 1999, the registrant had 2,500,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements for the quarter-year period ended September 30, 1999 follow. Please note that there is no "comparative" financial information provided for the same period in the prior year since the Company was formed on October 20, 1998.


                          Altrex Incorporated
                     (A Development Stage Company)
                        Unaudited Balance Sheet
                       As of September 30, 1999


                                                      September 30,
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

                           Altrex Incorporated
                     (A Development Stage Company)
                   Unaudited Statements of Operations
             For the Period From Inception (10/20/98) Through
            December 31, 1998, For the Nine Month Period Ended
       September 30, 1999, and For the Period From Inception Through
                           September 30, 1999

                             From Inception   Nine Months   From Inception
                                 (10/20/98)         Ended       (10/20/98)
                              Thru 12/31/98       9/30/99     Thru 9/30/99
                              -------------   -----------     ------------

Operating Revenues             $          0    $        0      $         0

Operating Expenses                     (250)       (7,250)          (7,500)
                              -------------   -----------     ------------

Net Income (Loss)              $       (250)    $  (7,250)      $   (7,500)
                              =============   ===========     ============

Per Share Information:
Basic and Diluted (Loss)
per Common Share               $      (0.00)   $    (0.00)     $     (0.00)

Weighted Average Shares
Outstanding                       2,457,143     2,500,000        2,488,417



         See accompanying notes to financial statements.

                        Altrex Incorporated
                    (A Development Stage Company)
      Unaudited Statements of Changes in Stockholders' Equity
        For the Period From Inception (10/20/98) Through
      December 31, 1998 and For the Nine Month Period Ended
                        September 30, 1999


                        Common     Par       Excess of    Retained
                        Shares     Value     Par Value    Earnings
                        ---------  ------    --------     --------

Issued to Founders
 at Inception           2,000,000  $2,000    $ (2,000)    $      0

Issuance of Common
 Shares - Cash at
 $0.015 per Share         500,000     500       7,000            0

Net Operating Loss
 for the Period from
 Inception to
 December 31, 1998             --      --          --         (250)
                        ---------  ------    --------     --------
BALANCE AT
DECEMBER 31,1998        2,500,000  $2,500    $  5,000     $   (250)
                        =========  ======    ========     ========

Net Operating Loss
for the Nine Month
Period Ended
September 30, 1999             --      --          --       (7,250)
                        ---------  ------    --------     --------
BALANCE AT
SEPTEMBER 30,1999       2,500,000  $2,500    $  5,000     $ (7,500)
                        =========  ======    ========     ========


                 See accompanying notes to financial statements.

                       Altrex Incorporated
                   (A Development Stage Company)
                     Statement of Cash Flows
         For the Period From Inception (10/20/98) Through
        December 31, 1998, For the Nine Month Period Ended
    September 30, 1999, and For the Period From Inception Through
                        September 30, 1999



                             From Inception   Nine Months   From Inception
                                 (10/20/98)         Ended       (10/20/98)
                              Thru 12/31/98       9/30/99     Thru 9/30/99
                              -------------   -----------     ------------

Net Income (Loss)              $       (250)   $   (7,250)     $    (7,500)
                              -------------   -----------     ------------

Adjustments to Reconcile Net
Income to Net Cash Provided
From Operating Activities:
Amortization of Start-Up
Costs                                   250         7,250            7,500
                              -------------   -----------     ------------

Net Cash Provided From (Used In)
Operating Activities                      0             0                0

Cash Flows From (Used In)
Investing Activities:
Organization Costs                        0        (7,500)          (7,500)

Cash Flows From (Used In)
Financing Activities:
Common Stock Sold for Cash            7,500             0            7,500
                              -------------   -----------     ------------

Net Increase (Decrease)
in Cash                               7,500        (7,500)               0

Cash at Beginning of Period               0         7,500                0
                              -------------   -----------     ------------

Cash at End of Period          $      7,500    $        0      $         0
                              =============   ===========     ============



          See accompanying notes to financial statements.

                       Altrex Incorporated
                  (A Development Stage Company)
              Notes to Unaudited Financial Statements
               Nine Months Ended September 30, 1999


NOTE 1 - UNAUDITED FINANCIAL INFORMATION

  The unaudited financial included for the nine-month period ended September 30, 1999 were taken from the books and records without audit. It is the opinion of management that the accompanying financial statements contain adjustments necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of operations, changes in stockholders' equity, and the changes in cash for the nine months then ended, and from the periods from inception (October 20, 1998) through December 31, 1998 and from inception through September 30, 1999.

NOTE 2 - INTERIM REPORTING

  The results of operations for the nine months ended September
  30, 1999 are not necessarily indicative of the results to be expected for the remainder of the year.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Altrex Incorporated was incorporated on October 20, 1998, under the laws of the State of Nevada. The Company has elected to report on a calendar year basis.

  The Company is in its development stage and to date its activities have been limited to organization, capital formation, and business plan research The Company plans to engage in the strategic combining of small internet service providers into a larger organization, or network, which can effectively compete with regional and national service providers.

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

In management's opinion, the Company's current cash situation is sufficient and adequate until additional capital can be raised to implement the Company's business plan (the "Plan"). At present, the Company is in its initial development stage. Over the next three to six months it will be assessing the hardware/software requirements of its Plan, and researching and compiling the data and other information necessary to set forth its detailed operating budgets and cash flow requirements. This information will include requisite data for the internet service provider ("ISP") consolidations/acquisitions and new customer projections that will be the focus of the Company's business plan.

Based on the detailed studies, and resultant budgets and cash flow projections prepared during this initial phase, the Company will then proceed with another offering in the next six to nine months to raise the estimated $300,000 to $500,000 needed to proceed with the second phase of its Plan. This phase includes the actual acquisition/consolidation of small ISP's into the Company.

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

ITEMS 2-4.   Not applicable.

ITEM 5.      Information required in lieu of Form 8-K: None

ITEM 6.      Exhibits and Reports on 8-K:

                  a)    Exhibit #27.1, "Financial Data Schedule"

                  b) No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1999


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Altrex Incorporated


        Dated: November 22, 1999        /s/ Christopher George
                                        ----------------------
                                        Christopher George
                                        President