Form 10KSB
period 1999-12-31
ALTREX INC
filed 2000-03-23
CIK 1072988

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 Annual report under Section 13 or 15(d) of the Securities Exchange Act of
1934

                    For the fiscal year ended December 31, 1999


                                 ALTREX INCORPORATED
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                NEVADA                                   91-1932068
 ----------------------------------------          --------------------
     (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

      SOUTH 157 HOWARD ST., SUITE 600
         SPOKANE, WASHINGTON                              99201
 ----------------------------------------          --------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

                                 (509) 252-3939
                    ----------------------------------------
                           (ISSUER'S TELEPHONE NUMBER)

          SECURITIES TO BE REGISTERED UNDER SECTION 12(g) OF THE ACT:

                          Common Stock - .001 Par Value
                 ----------------------------------------------
                                (TITLE OF CLASS)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   [X]            No   [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB.

                        Yes   [X]            No   [ ]

The corporation had no revenues for the year ended December 31, 1999.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1999, based on the average selling price of one share of the Common Stock of the Company, was $0. The Company's Common Stock has had no activity and/or market as of the date of this 10K Form.

                                     PART I

                                     ITEM 1
                           DESCRIPTION OF THE BUSINESS

Background

Altrex Incorporated (the "Company") was incorporated as a Nevada corporation on October 20, 1998, for the purpose of consolidating Internet Services Providers and other similar companies. Its principal place of business is located at 124 South 157 Howard Street, Suite 600, Spokane, Washington, 99201.

The Company is authorized to issue up to 75,000,000 (seventy-five million) common shares, par value $0.001.

The Company was formed by Mr. Christopher A. George, who was issued 1,500,000 (one million five hundred thousand) shares of the Company's common stock in consideration of his efforts in establishing the Company and overseeing the initiation and implementation of its strategic business plan. Christopher George is the Company's President and heads up its Board of Directors. His brother, Monte A. George, is also on the Company's Board of Directors and is the Secretary/Treasurer of the Company. Monte George was issued 500,000 (five hundred thousand) shares of the Company's common stock in consideration of his similar efforts in establishing the Company and overseeing the initiation and implementation of its strategic business plan. Christopher and Monte George are the Company's sole officers and directors.

In the Company's initial offering of shares, a total of 500,000 Common shares were issued to 35 shareholders at a price of $0.015 per share. This Offering was made pursuant to Rule 504 of Regulation D. This Offering commenced on November 5, 1998 and was closed on November 30, 1998.

There has been no bankruptcy, receivership, or similar proceeding by or against the Company. In addition, there has been no material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not done in the ordinary course of business.

                Strategic Business Plan of Issuer

The Company was formed to exploit a strategic business plan (the "Plan") within the Internet industry, currently the it is in development stages. The Plan, in summary, has a primary focus of exploiting the potential acquisition and consolidation of many smaller Internet service providers ("ISP") into one, larger ISP that can enjoy and reap the benefits of the greater efficiencies of scale provided by a large subscriber base and expanded revenue sources. Further, as a larger ISP, the Company will be able to more cost effectively add and/or enhance available services to its subscribers, more effectively be to retain those accounts, and more cost effectively advertise for additional subscribers to their internet service by having the ability to offer the latest in internet-related technologies and services.

The Company has noted that with as little as $10,000 for the entry-level equipment, decent bandwidth and connection to the local phone line system, a basic understanding of computers, and an ad in the local yellow pages it is easy to set up your own ISP business. As a result, the industry has been a means for many people throughout the country to become "self-employed." However, there are critical business "thresholds" or levels that are easy to bump up against and stay at, but difficult for most to successfully overcome in order to reach the next business level, and thereby increase revenues to
the point where profits are more reasonable.   These various thresholds are
created by such things as older equipment performance/limitations, advertising budgets, capital limitations, industry/technical knowledge, bandwidth restrictions, and the level of services that can be effectively provided to subscribers.

Management believes that the result of these difficult thresholds within the industry creates many smaller ISP's, each with a few hundred subscribers, that are merely eking out a basic existence for the owner. In many instances, these owners have become less enamored with their current "self-employed" status. Their dreams of easy monthly income have been dashed in the face of the realities of and changes going on within the Internet industry. What were once reasonable levels of cash flow are now declining due to the shift of their subscriber base to other, more updated ISP's.
There is little choice for many of these ISP's on how to stay in business. They must face the fact that they need to either upgrade their equipment and/or services, or continue down the path of declining revenues and profits. The tremendous technological advances in computer and modem speeds have resulted in demands not only for increased speeds at the server levels and ever-increasing needs for data throughput and increased bandwidth availability. Without the ability of the small ISP's to provide these, and other, enhanced services to their subscribers, they slowly lose their existing subscribers and cannot generate new business to replace those lost revenues.

In short, the Company believes many of these small ISP's are quickly facing this the realities of the industry and have the choice of either spending more money to retain existing customers or potentially losing business over time. Therein lies the foundation for the Company's strategic business plan, by offering the owners of these smaller ISP's the opportunity to recoup some, if not all, of their investment in their business, they effectively have a reasonable means to exit the industry. In return, the Company will be able to gain and consolidate existing subscribers in a much quicker and more cost effective manner than by starting up its own new ISP business from scratch.

Based on a review of the local Yellow Pages, within the greater Spokane/Inland Northwest market, there are well over 30 different independent ISP's operating. These do not include the national powerhouses such as America Online, Compuserve, etc. While specifics and details are difficult to obtain, these ISP's range in size from having a subscriber base of a few hundred to several thousand. The level and range of services provided to subscribers also vary a great deal, with those having the largest subscriber base providing the greatest amount and variety of services. The monthly hookup fees also vary by quite a bit, ranging from a low of about $8.00 per month (payable one year in advance) for basic internet service at slower modem speeds, to nearly $30 per month for a host of services including the most current modem speeds. If the ISP has the ability to offer higher bandwidth/modem speeds, the monthly prices go up even higher.

While the greater Spokane/Inland Northwest will initially be the primary focus of the Plan, it is the Company's intention to expand the "network" to cover the three-state area known as the Pacific Northwest (Washington, Idaho, and Oregon) into its longer term business strategy.

In seeking ISP's to acquire and consolidate, the Company will rely upon various means such as direct mailings, Internet solicitations, advertising in industry publications, word of mouth, and the many industry and business contacts that the Messrs. George have put together in their many years in business.

In acquiring the smaller ISP's, the Company will be flexible in their structuring the many business transactions. Through the ultimate tradability of the Company's shares on a public exchange, the Company will not only have the ability to acquire businesses for cash and debt (or a combination thereof), but importantly will have the ability to additionally offer stock as a means to exploit its strategic business plan.

At present, and during the initial phases of its Plan, the only "employees" of the Company will be Messrs. George who will each be working on Company business one, or possibly two days per week. They have to date and will continue to receive no compensation, other than the shares of common stock previously mentioned above, during the initial phase of the Plan.

The size and financial strengths of most of the Company's competitors are substantially greater than those of the Company. However, management believes that the Company can effectively compete with those other companies because of the close, personal nature of its negotiation process in acquiring other ISP's, and the flexibility that the Company will have in offering cash, debt, and stock (or any combination thereof) to the sellers of the ISP's. There are many out there, especially the small independent ISP's that the Company will target, that are reluctant to deal with the large "corporate" organizations.

The Company has no new product or service planned or announced to the public.

The Company's business and strategic business plan is not subject to material regulation by federal, state, or local governmental agencies.

                                      ITEM 2
                             DESCRIPTION OF PROPERTY

The Company owns no property. Its office space is shared with other entities and provided free of charge by the President of the Company, Christopher George. The office space totals approximately 600 square feet. This office arrangement and configuration is considered adequate for current and short-term operations of the Company.

If, and when, the Company's future plans require additional space as its development and strategic business plan proceeds, the building which it presently occupies has additional warehouse and possibly bottling space that could potentially be utilized by the Company. If for some reason the current building was not available or not strategically well suited for the Company's operations, the Company could be easily relocated to another location in town at competitive rents.

                                     ITEM 3
                                LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

                                     ITEM 4
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders, through the solicitation of proxies or otherwise.

                                     PART II

                                     ITEM 5
         MARKET FOR COMMON EQUITY AND OTHER RELATED STOCKHOLDER MATTERS

As of the date of this filing the Company's common stock has never been traded or been active on the OTC Bulletin Board or any public market. The Company's goal within the next twelve months is to have its common stock listed on the OTC Bulletin Board. No assurance can be given that the Company can accomplish this and failure to do so may have a material adverse effect on the Company's progress.

As of December 31, 1999, the Company had 37 shareholders of record. The Company has paid no cash dividends. The Company has no outstanding options. The Company has no plans to register any of its securities under the Securities Act for sale by security holders.

                                     ITEM 6
            MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The Company, since raising its initial capital, has concentrated on further developing its strategic business plan to acquire and consolidate smaller ISP's, and will likely continue to do so for the next six months. During that time, the Company will continue studying such things as the hardware and software requirements of the Plan, including servers, computers, software, modems, dial-tone providers, and the amount of bandwidth needed to adequately serve the Company's needs. This will include analyzing the many products that are available to satisfy these needs with a focus on using equipment and services that allow easy expansion and/or upgrades as the customer base and computer/modem speeds increase. This study will also include the search for a bandwidth supply that is both "clean" and easy to incrementally increase the supply as/when needed. All of the research and findings prepared during this phase will be compiled and used to set forth an operating budget for the Company that will include ISP consolidations/acquisitions and new customer projections coupled with the capital and operating cash flow requirements necessary to meet those projections.

The Company does not anticipate the need for any additional capital within the next twelve months. In addition, there will be no "employees" required during this phase. All of the analysis and work will be performed by Chris and Monte George, who have been previously compensated for their efforts through the issuance of Common Shares as set forth herein.

Based studies, and resultant budgets and cash flow projections prepared during the initial phase, it is expected that the Company will go forward with another offering in the next twelve to eighteen months to raise the funding needed to move it into its second phase of its strategic business plan, which includes the acquisition/consolidation of small ISP's into the Company. In determining the amount of additional funds that will need to be raised to initiate the second phase, the Company will first establish reasonable levels of subscriber growth in its operating projections, based on the perceived availability of existing ISP's for purchase and new subscriber growth through its own advertising, etc., and then, based on these projections, it will determine the amount of capital, advertising, and other related costs necessary to accomplish that goal. In raising any additional equity, the Company will consider all options, including, but not limited to, another offering. In doing so, the Company will consult with various professionals in the industry, such attorneys and accountants to ensure that the Company goes the best and most effective route and in compliance with state and federal securities regulations. At present, the Company does not know how much additional equity it will need to be raised, nor does it know the means by which any additional equity will be raised, or the exact timing thereof.

Once the foundation for the Plan has been decided and set forth per the above discussion, the Company will begin its search for the smaller ISP's that it plans to acquire and/or consolidate into the Company. The second phase is expected to begin in twelve to eighteen months. As it enters this phase of its strategic business plan, the Company will likely need to begin adding a few employees, which may include a programmer and a secretary/bookkeeper/receptionist. Small ISP's will be solicited by a variety of means, including direct mailings, Internet searches, industry publications, and through the many business contacts that Chris and Monte George have established in their several years in business. With the added flexibility that being a publicly-traded entity provides, the Company will be able to offer not only cash and/or debt in their related acquisitions/consolidations of ISP's, but importantly the ability to also offer a combination thereof, coupled with Shares in the Company, as a means to grow and expand its revenue and operating base.

Initially the Company will focus its efforts on the area known as the Inland Northwest, but as its success and operating base warrants, it will consider expansion to areas outside this area to include Seattle, Portland, Boise, and surrounding communities, basically the entire Northwest area. As it expands to areas outside its immediate Inland Northwest area, the Company will need to consider and possibly add an employee within each key geographic area into which it expands.

If and when the second phase of the strategic business plan is successful, the Company plans to initiate the third phase, which is the operation and expansion of its ultimate goal of being a large, operating ISP. During this phase, the Company will be consolidating several smaller ISP's into its operation. It will focus on the retention of the existing customer bases from those ISP's, as well as advertise and solicit new customers to the Company to expand its subscriber base. Management has not determined the cost or time frame for this phase and will focus on these matters if and when the Company successfully completes the second phase.

At present, the Company does not expect or anticipate any purchase and/or sales of any significant plant or equipment, nor are there any plans to increase the number of employees in the next twelve months.

                      Results of Operations

There were no revenues from sales for the period ended December 31, 1999. The Company sustained a net loss of $0 for the period then ended.

                 Liquidity and Capital Resources

As of December 31, 1999, the Company had $0 cash on hand or in the bank. Until such time as the Company sets forth and implements its strategic business plan, there will be no need for additional capital, since the Officers are contributing their time and expenses at no cost during this time. Although the complete strategic business plan has not yet been fully researched and put together, management, at present, foresees the need to raise about $300,000 to $500,000 in additional capital to fully enter the acquisition phase of its strategic plan (second phase). Within the next twelve to eighteen months, management has plans to raise additional capital through the sale of equities. The means to do so have not been set forth or decided by the Company, however, it will likely involve offering for sale its common stock. The Company's intent will be to raise sufficient proceeds to begin the second phase of the business plan, which includes the acquiring of ISP's by the Company.

The Company faces considerable risks at each step in its strategic business plan. Such things as technology, societal and economic changes, cost overruns, a lack of interest in and/or inability to acquire existing ISP's at fair prices, and shortfalls in funding due to the Company's inability to raise additional capital in the equity securities market all may have an impact on the Company. If no additional funding is raised over the next twelve to eighteen months, the Company will be forced to rely on funds loaned by the Officers and Directors. In such a restricted scenario, the Company would not be able to complete te all of the steps of its strategic business plan, and would therefore be forced to delay all capital-intensive activities. It is possible that, without necessary and sufficient cash flow during the next twelve to eighteen months, the Company would have to severely restrict its plans and abilities to move forward with its strategic business plan.

                                     ITEM 7
                              FINANCIAL STATEMENTS

The audited financial statements of the Company and related notes which are included in this offering have been examined by Merri Nicherson, CPA, and have been so included in reliance upon the opinion of such accountants given upon their authority as an expert in auditing and accounting.

ALTREX INCORPORATED

AUDITED FINANCIAL STATEMENTS

As of December 31, 1998 and 1999, and for the Periods from October 20, 1998 (date of inception) through December 31, 1998, the year ended
 December 31, 1999, and from October 20, 1998 (date of inception) through December 31, 1999



Independent Auditor's Report

Financial Statements:

Balance Sheets
    as of December 31, 1998 and 1999

Statements of Operations
 for the periods from October 20, 1998 (date of inception) through December 31, 1998, and for the year ended
 December 31, 1999, and from October 20, 1999 (date of inception) through December 31, 1999

Statements of Changes in Stockholders' Equity for the periods from October 20, 1998 (date of inception) through December 31, 1998, and for the year ended
 December 31, 1999, and from October 20, 1999 (date of inception) through December 31, 1999

Statements of Cash Flows
 for the periods from October 20, 1998 (date of inception) through December 31, 1998, and for the year ended
 December 31, 1999, and from October 20, 1999 (date of inception) through December 31, 1999

Notes to Financial Statements

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders of Altrex Incorporated:

I have audited the accompanying Balance Sheets of Altrex Incorporated (a Nevada Corporation) as of December 31, 1998 and 1999, and the related Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the periods from October 20, 1998 (the date of inception) through December 31, 1998, for the year ended December 31, 1999, and for the period from October 20, 1998 (date of inception) through December 31, 1999. These Financial Statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the Financial Statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Financial Statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall Financial Statement presentation. I believe that my audit provided a reasonable basis for my opinion.

In my opinion, the Financial Statements referred to above present fairly, in all material respects, the financial position of Altrex Incorporated as of December 31, 1998 and July 31, 1999, and the results of its operations and its cash flows for the periods from October 20, 1998 (the date of inception) through December 31, 1998, for the year ended December 31, 1999, and for the period from October 20, 1998 (date of inception) through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying Financial Statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the Financial Statements, the Company has no viable operations or significant assets and is dependent upon significant Shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note A. The Financial Statements do not contain any adjustments that might result from the outcome of these uncertainties.

_________________________

MERRI NICKERSON, CPA
Spokane, Washington
January 21, 2000

Altrex Incorporated
(A Development Stage Company)
Balance Sheets
As of December 31, 1998 and 1999


                                             December 31, December 31,
                                                     1998         1999
                                              -----------  -----------

ASSETS
Cash                                            $   7,500        $   0
Organization Costs                                      0            0
                                              -----------  -----------
Total Assets                                    $   7,500        $   0
                                              ===========  ===========
LIABILITIES
Accounts Payable                                $   7,500        $   0
                                              -----------  -----------
STOCKHOLDERS' EQUITY
Common Stock:
  Paid-In Capital, Par Value $0.001 per
  Share, 75,000,000 Shares Authorized,
  2,500,000 Shares Outstanding                  $   2,500    $   2,500
Paid In Capital In Excess of Par Value              5,000    $   5,000
(Deficit) Accumulated During Development
  Stage                                            (7,500)     (7,500)
                                              -----------   ----------
Total Stockholders' Equity                      $       0    $       0
                                              -----------   ----------

Total Liabilities and Stockholders' Equity      $   7,500    $       0
                                               ==========   ==========

See accompanying notes to financial statements.


Altrex Incorporated
(A Development Stage Company)
Statements of Operations
For the Period from Inception (October 20, 1998) to
December 31, 1998,
For the Year Ended December 31, 1999, and
For the Period from Inception to December 31, 1999

                                Inception to  Year Ended    Inception to
                               December 31,   December 31,  December 31,
                                      1998           1999          1999
                                -----------    -----------   -----------

Operating Revenues                 $      0       $      0     $       0

Amortization of Start Up Costs
   (see Note 1)                       7,500              0         7,500
                                -----------    -----------   -----------

Net Income (Loss)                  $ (7,500)      $      0     $ (7,500)

Per Share Information:
   Basic and Diluted (Loss)
   per Common Share                $  (0.00)      $  (0.00)    $  (0.00)

Weighted Average Shares
Outstanding                        2,457,143      2,500,000    2,490,783

See accompanying notes to financial statements.

Altrex Incorporated
(A Development Stage Company)
Statements of Changes in Stockholders' Equity
For the Period from Inception (October 20, 1998) to
December 31, 1998, and
For the Year Ended December 31, 1999


                                Common    Par     Excess of   Retained
                                Shares    Value   Par Value   Earnings
                                ------   ------   ---------   --------
Issued to Founders
  at Inception               2,000,000  $ 2,000     $(2,000)  $      0

Issuance of Common
   Shares Cash at
   $0.015 per Share            500,000      500      7,000           0

Net Operating Loss for the
   Period from October, 20, 1998
   (date of inception) to
   December 31, 1998              --         --         --      7,500)
                           ---------   -------- ----------  ----------
BALANCE AT
   DECEMBER 31, 1998       2,500,000    $ 2,500    $ 5,000   $ (7,500)
                              ======      =====     ======      ======

Net Operating Loss for the
   Period from January 1, 1999
   To December 31, 1999           --         --          --          0
                          ----------  ---------     -------      -----
BALANCE AT
   December 31, 1999       2,500,000     $2,500      $5,000   $(7,500)
                              ======      =====      ======     ======

See accompanying notes to financial statements.


Altrex Incorporated
(A Development Stage Company)
Statements of Cash Flows
For the Period from Inception (October 20, 1998) to
December 31, 1998,
For the Year Ended December 31, 1999, and
For the Period from Inception to December 31, 1999

                                 Inception to   Year Ended   Inception to
                               December 31,     December 31, December 31,
                                       1998             1999         1999
                                -----------      -----------  -----------

Net Income (Loss)                 $  (7,500)     $         0   $  (7,500)
                                 -----------     -----------   ----------
Adjustments to Reconcile
Net Income to Net
  Cash Provided from Operating
  Activities:
   Amortization of Start-Up
   Costs                              7,500                0       7,500
                                -----------      -----------  ----------
Net Cash Provided From
(Used In)
  Operating Activities                    0                0           0

Cash Flows From
(Used In) Investing Activities:
  Organization Costs                      0           (7,500)    (7,500)

Cash Flows From (Used In) Financing
  Activities:
   Common Stock Sold for Cash         7,500                0       7,500
                                -----------      -----------   ---------

Net Increase (Decrease) in Cash       7,500           (7,500)          0

Cash at Beginning of Period               0            7,500           0
                                -----------      -----------   ---------

Cash at End of Period              $  7,500      $         0   $       0
                                     ======           ======      ======

See accompanying notes to financial statements.

Altrex Incorporated
(A Development Stage Company)
Notes to Financial Statements
December 31, 1998 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Altrex Incorporated was incorporated on October 20, 1998, under the laws of the State of Nevada. The Company has elected to report on a calendar year basis.

The Company is in its development stage and to date its activities have been limited to organization and capital formation. The Company plans to engage in the strategic combining of smaller internet service providers into a larger organization, or network, which can effectively compete with regional and national service providers.

During November, 1998, the Company sold a total of 500,000 of its Common Shares at $0.015 per Share, for total proceeds of $7,500. The Offering was made under Regulation D, Rule 504 of the Securities Act of 1933.

The Company has not yet determined and established its accounting policies and procedures, except as follows:

1.   The Company uses the accrual method of accounting.

2. Net loss per share is provided in accordance with Financial Accounting Standards No. 128 (FAS No. 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted-average number of common shares during the period. Diluted loss per share reflects the per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. No stock options were available or granted during the periods presented. Accordingly, basic and diluted loss per share are the same for all periods presented.

3. Organization costs of $7,500 were incurred during 1998 and were written off in-full against operations for the period in accordance with the accounting requirement set forth in SOP 98-5.

4. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

NOTE 2 - GOING CONCERN

The Company's Financial Statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realizations of additional capital, it would be unlikely for the Company to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real property. Office services are provided without charge by the President of the Company. Such costs are immaterial to the financial statements and, accordingly have not been reflected therein. The officers and directors of the Company are involved in other business activities, and may, in the future, become active in other business activities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their own business interests. The Company has not formulated a policy for the resolution of such conflicts


                                      ITEM 8
           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                        CONTROL AND FINANCIAL DISCLOSURE

None.

                                    PART III

                                     ITEM 9
         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company, all of those whose terms will expire at the 2000 shareholder meeting, or at such a time as their successors shall be elected and qualified, are as follows:

The Company's Directors and Executive Officers are as follows:

Name/Address                  Position                        Age
----------------------        ---------------------           ----

Christopher A. George         President & Director             37
124 South Wall Street,
Suite 105
Spokane, WA  99201

Monte A. George               Secretary/Treasurer & Director   39
124 South Wall Street,
Suite 105
Spokane, WA  99201

Note:  Christopher and Monte George are brothers.


Christopher A. George serves as the Company's President and Chairman of its Board of Directors. Over the past ten years, Mr. George has served in the following capacities: (1) from 1997 to present he has been the President and Founder of Choicenet Internet Services, an Internet service provider which provides internet service that is "content-filtered" and thus limits the access to/from sites that provide pornography, racism, and other materials found to be offensive by many people; (2) from 1996 to 1997, he was the General Manager and Vice President of Sales for Northwest Juice and Beverage, a company supplying non-alcoholic beverages, including juices, bottled waters, and soft drinks to the retail and institutional trades; (3) from 1983 to 1996, Mr. George served in the capacity of Marketing Development Manager for Pepsi-Cola Inc. in Spokane and Seattle, WA.

At present, Christopher George is also the President and Director
Of Centrock Incorporated, a company that is similarly working with and pursuing a strategic business plan to bottle premium water and distribute it. This Company was recently approved to become publicly traded by the NASD, as of the date of this 10K there is no market for Centrock Incorporated.


Monte A. George serves as the Company's Secretary/Treasurer and sits on its Board of Directors. Over the past ten years, Mr. George has served in the following capacities: (1) from 1998 to present he has been the President and Founder of The Recruiting Network, an executive recruiting company based in Spokane, WA; (2) from 1997 to 1998, he was the Western Regional Manager for Juice Time, Inc., a manufacturer/distributor of high quality concentrated juice products; (3) from 1995 to 1997, he was the Vice President of Recruiting and Executive Search for the Consumer Connection in Seattle, WA;
(4) from 1990 to 1995, Mr. George was the Regional Sales Manager for Cadbury Schweppes Beverages in Seattle, WA.

At present, Monte George is also the Secretary/Treasurer and Director of Centrock Incorporated, a company that is similarly working with and pursuing a strategic business plan to bottle premium water and distribute it. This Company was recently approved to become publicly traded by the NASD, as of the date of this 10K there is no market for Centrock Incorporated.

The term of office for each Director is one year, or until his successor is elected and qualified at the Company's annual meeting of Shareholders, subject to ratification by the Shareholders. The term of office for each Officer is one year or until a successor is elected and qualified and is subject to removal by the Board. No Officer or Director of the Company has been the subject of any Order, Judgement, or Decree of any court of competent jurisdiction, of any regulatory agency enjoining him from acting as an investment advisor, underwriter, broker, or dealer in the securities, or as an affiliated person, director, or employee of an investment company, bank savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with the purchase or sale of any securities nor has any person been the subject of any order of a state authority barring or suspending for more than sixty days, the right of such person to be engaged in such activities or to be associated with such activities. No Officer or Director of the Company has been convicted in any criminal proceedings (excluding traffic violations) or the subject of a criminal proceeding which is presently pending.

                                  ITEM 10
                          EXECUTIVE COMPENSATION

Christopher and Monte George have not received, nor are they projected to receive, any compensation for their services, including their capacities as Directors, other than the issuance of the Company's Common Stock as set forth in Item 4 above.

Should the Company become profitable and produce commensurate cash flows from operations and/or through the sale of strategic investments, there may be some level of compensation paid to them, however, this will be subject to approval by the Company's Board of Directors. It is the responsibility of the Company's
Officers and its Board of Directors to determine the timing of any remuneration for key personnel. Such determination and timing thereof will be based upon such factors as positive cash flow to include equity sales, ISP purchases, operating cash flows, capital requirements, and a positive cash flow balance in excess of $12,500 per month. At the time cash flow reaches this point, and appears to be sustainable, the Officers and Board of Directors will again readdress the compensation of its key personnel and set forth a more formal and complete plan for remuneration in line with operations of the Company. At present, the Company `s management cannot accurately estimate the point when revenues and operating cash flows will be sufficient enough to implement this compensation plan, nor are they able to estimate the exact amount of compensation at this time.

There are no annuity, pension, or retirement benefits proposed to be paid to Officers, Directors, or employees of the Company in the event of retirement at normal date pursuant to any presently existing plan provided or contributed to by the Company, or any of its subsidiaries, if any.


                                     ITEM 11
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major shareholders as well as those who own beneficially more than five percent of the Company's common stock through the most current date - February 29, 2000:

Set forth below is a list of those individuals, including any group; known to be a beneficial owner of more than five percent of any class of the Company's voting securities:

            Name and               Amount and
            Address of             Nature of           Percent
Title of    Beneficial             Beneficial          of
 Class      Owner                  Owner               Class
--------    ---------------------  ----------------    -----
 Common     Christopher A. George  1,500,000 Shares     60%
            124 South Wall Street,
            Suite 105
            Spokane, WA  99201

 Common     Monte A. George          500,000 Shares     20%
            124 South Wall Street,
            Suite 105
            Spokane, WA  99201

 All Officers and Directors        2,000,000 Shares     80%
 (2 Individuals)

There are no outstanding rights for any individual, or group, to acquire additional Shares from options, warrants, rights, conversion privilege, or similar obligations. The Messrs. George are the Company's sole officers and directors.

                                       ITEM 12
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 20, 1998 Christopher George (Director & President) received 1,500,000 common shares of the Company for services rendered.

On October 20, 1998 Monte George (Director Secretary & Treasurer) received 500,000 shares of the Company's common stock for services rendered.

In the Company's initial offering of shares, a total of 500,000 Common shares were issued to 35 shareholders at a price of $0.015 per share. This Offering was made pursuant to Rule 504 of Regulation D. This Offering commenced on November 5, 1998 and was closed on November 30, 1998.

                                     ITEM 13
                        EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 11   Statement re: computation of per share earnings       See
Financial Stmt.
Exhibit 23   Consent of Merri Nicherson, CPA.                      Included
Exhibit 27   Financial Data Schedule                               Included

Reports filed on Form 8-K                                          None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Altrex, Incorporated

Date: February 10, 2000                    By  /s/ Christopher George
-----------------------                 ------------------------------------
                                        Christopher George, President &
                                                            Director

Date: February, 10 2000                    By  /s/ Monte George
-----------------------                 ------------------------------------
                                        Monte George, Secretary/Treasurer
                                                      & Director