Form 10QSB
period 2000-03-31
ALTREX INC
filed 2000-05-15
CIK 1072988

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                        For Period ended March 31, 2000
                         Commission File Number 0-26813


                              ALTREX INCORPORATED
             (Exact name of registrant as specified in its charter)

             NEVADA                            91-1932068
    (State of Incorporation)         (I.R.S. Employer Identification No.)

                       157 SOUTH HOWARD STREET, 6th Floor
                          SPOKANE, WASHINGTON 99201
             (Address of Principal Executive Offices) (Zip Code)

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

As of March 31, 2000, the registrant had 2,500,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements - Unaudited

         Balance Sheets as of December 31, 1999 and March 31, 2000.

         Income Statements for the three months ended March 31, 1999 and March 31, 2000, and for the period from Inception
         (October 20, 1998) through March 31, 2000.

         Statements of Cash Flows for the three months ended March 31, 1999 and March 31, 2000, and for the period from Inception (October 20, 1998) through March 31, 2000.

         Notes to Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

Item 2.     Changes in Securities and Use of Proceeds.

Item 3.     Defaults Upon Senior Securities.

Item 4.     Submission of Matters to a Vote of Security Holders.

Item 5.     Other Information.

Item 6.     Exhibit and Reports on Form 8-K

            Exhibit

            Reports on Form 8-K

SIGNATURES

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                          Altrex Incorporated
                     (A Development Stage Company)
                       Unaudited Balance Sheets
              As of December 31, 1999 and March 31, 2000

                                        December 31,      March 31,
                                            1999            2000
						    ------------     -----------

ASSETS
Cash                                    $         0      $        0
Organization Costs                                0               0
Accumulated Amortization                          0               0
                                        ------------     -----------

Total Assets                            $         0      $        0
                                        ============     ===========

LIABILITIES
Accounts Payable                        $         0      $        0
                                        ------------     -----------

STOCKHOLDERS' EQUITY
Common Stock:
Paid-In Capital, Par Value $0.001 per
Share, 75,000,000 Shares Authorized,
2,500,000 Shares Outstanding            $    2,500       $    2,500
Paid In Capital In Excess of Par Value       5,000            5,000
(Deficit) Accumulated During Development
Stage                                       (7,500)          (7,500)
                                        -----------      -----------

Total Stockholders' Equity              $        0       $        0
                                        -----------      -----------

Total Liabilities and Stockholders'
Equity                                  $        0       $        0
                                        ===========      ===========

         See accompanying notes to financial statements.

                         Altrex Incorporated
                     (A Development Stage Company)
                      Unaudited Income Statements
             For the Three Months Ended March 31, 1999 and
                    March 31, 2000 and for the Period
        From Inception (October 20, 1998) through March 31, 2000


                               Three Months   Three Months    Inception
                                   Ended          Ended        Through
                                 March 31,      March 31,     March 31,
                                    1999          2000           2000
                               ------------   ------------   -----------

Operating Revenues              $        0     $        0     $       0

Operating Expenses                       0              0         7,500
                               ------------   ------------   -----------

Net Income (Loss)               $        0     $        0     $   7,500
                               ============   ============   ===========

Per Share Information:
Basic and Diluted (Loss)
per Common Share                $    (0.00)    $    (0.00)    $   (0.00)

Weighted Average Shares
Outstanding (1)                  2,500,000      2,500,000     2,491,737


See accompanying notes to financial statements.

                          Altrex Incorporated
                      (A Development Stage Company)
                        Statements of Cash Flows
             For the Three Months Ended March 31, 1999 and
                    March 31, 2000 and for the Period
        From Inception (October 20, 1998) through March 31, 2000


                             Three Months    Three Months      Inception
                                 Ended          Ended           Through
                               March 31,      March 31,        March 31,
                                  1999           2000             2000
                             ------------    ------------     -----------

Net Income (Loss)             $        0     $         0      $  (7,500)
                             ------------    ------------     -----------

Adjustments to Reconcile Net
Income to Net Cash Provided
From Operating Activities:
Amortization of Start-Up
Costs                                  0               0           7,500
                             ------------    ------------     -----------

Net Cash Provided From (Used In)
Operating Activities              (7,500)              0               0

Cash Flows From (Used In)
Investing Activities:
Organization Costs                     0               0          (7,500)

Cash Flows From (Used In)
Financing Activities:
Common Stock Sold for Cash             0               0           7,500
                             ------------   -------------    ------------

Net Increase (Decrease)
in Cash                           (7,500)              0               0

Cash at Beginning of Period        7,500               0               0
                            -------------   -------------    ------------

Cash at End of Period          $       0     $         0      $        0
                            =============   =============    ============


          See accompanying notes to financial statements.

                       Altrex Incorporated
                  (A Development Stage Company)
              Notes to Unaudited Financial Statements

 NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Altrex Incorporated have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-KSB Annual Report for the year ended December 31, 1999.

PART 1.  FINANCIAL INFORMATION

Management's Plan of Operations

While the Company maintains a zero cash balance, the President and Secretary/Treasurer, the Founders, have agreed to provide their services, office space and related supplies free of charge until such time as management can raise the funding necessary to advance its business plan.

In management's opinion, the Company's current cash situation is sufficient and adequate until additional capital can be raised to implement the Company's business plan (the "Plan"). At present, the Company is in its initial development stage. Over the next six to nine months it will be assessing the hardware/software requirements of its Plan, and researching and compiling the data and other information necessary to set forth its detailed operating budgets and cash flow requirements. This information will include requisite data for the internet service provider ("ISP") consolidations and/or acquisitions and new customer projections that will be the focus of the Company's business plan.

Based on the detailed studies, and resultant budgets and cash flow projections prepared during this initial phase, the Company will then proceed with another offering in the next nine to twelve months to raise the estimated $300,000 to $500,000 needed to proceed with the second phase of its Plan. This phase includes the actual acquisition/consolidation of small ISP's into the Company.

The third stage of the Company's Plan is the ongoing operation of these acquired/consolidated ISP's and the targeting of additional customers thereto.

In order to remain a going concern, the Company must first complete the initial stage of its Plan, and then be successful in its effort(s) to raise additional capital, either through an offering, such as another 504 offering, or through a private placement of its securities. There are considerable risks in the implementation of the Company's Plan, including insufficient funding from future sale(s) of its securities, greater than expected costs to acquire and/or consolidate smaller ISP's, greater than expected operating costs, and insufficient revenues from sales/operations. Without sufficient cash flow, the Company would have to rely on existing cash flows and/or loans from its Founders until such time as the Company could raise additional funds to implement its Plan.

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

        Altrex Incorporated


        Dated: May 12, 2000         /s/ Christopher George
                                        ----------------------
                                        Christopher George
                                        President