Form 10QSB
period 2000-06-30
ALTREX INC
filed 2000-07-10
CIK 1072988

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended June 30, 2000
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

As of June 30, 2000, the registrant had 2,500,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements - Unaudited

         Balance Sheets as of December 31, 1999 and June 30, 2000. Income Statements for the three months ended June 30, 1999 and June 30, 2000, and for the period from Inception (October 20, 1998) through June 30, 2000.
         Statements of Cash Flows for the three months ended June 30, 1999 and June 30, 2000, and for the period from Inception (October 20, 1998) through June 30, 2000.

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

            Reports on Form 8-K

SIGNATURES

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                          Altrex Incorporated
                     (A Development Stage Company)
                       Unaudited Balance Sheets
              As of December 31, 1999 and June 30, 2000

                                        December 31,      June 30,
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

                         Altrex Incorporated
                     (A Development Stage Company)
                      Unaudited Income Statements
             For the Three Months Ended June 30, 1999 and
                    June 30, 2000 and for the Period
        From Inception (October 20, 1998) through June 30, 2000


                               Three Months   Three Months    Inception
                                   Ended          Ended        Through
                                 June 30,      June 30,        June 30,
                                    1999          2000           2000
                               ------------   ------------   -----------

Operating Revenues              $        0     $        0     $       0

Operating Expenses                       0              0         7,500
                               ------------   ------------   -----------

Net Income (Loss)               $        0     $        0     $   7,500
                               ============   ============   ===========

Per Share Information:
Basic and Diluted (Loss)
per Common Share                $    (0.00)    $    (0.00)    $   (0.00)

Weighted Average Shares
Outstanding (1)                  2,500,000      2,500,000     2,492,976


See accompanying notes to financial statements.

                          Altrex Incorporated
                      (A Development Stage Company)
                        Statements of Cash Flows
             For the Three Months Ended June 30, 1999 and
                    June 30, 2000 and for the Period
        From Inception (October 20, 1998) through June 30, 2000


                             Three Months    Three Months      Inception
                                 Ended          Ended           Through
                                June 30,        June 30,        June 30,
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

ITEMS 2-4.   Not applicable.

ITEM 5.      Information required in lieu of Form 8-K: None

ITEM 6.      Exhibits and Reports on 8-K:

                  a)    Exhibit #27.1, "Financial Data Schedule"

                  b) No reports on Form 8-K were filed during the fiscal quarter ended June 30, 2000


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Altrex Incorporated


        Dated: July 11, 2000         /s/ Christopher George
                                        ----------------------
                                        Christopher George
                                        President