Form 10QSB
period 2000-09-30
ALTREX INC
filed 2000-10-05
CIK 1072988

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended September 30, 2000
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

As of September 30, 2000, the registrant had 25,000,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements - Unaudited

         Balance Sheets as of December 31, 1999 and September 30, 2000.

         Income Statements for the three months ended September 30, 1999 and September 30, 2000, and for the period from Inception (October 20, 1998) through September 30, 2000.

         Statements of Cash Flows for the three months ended September 30, 1999 and September 30, 2000, and for the period from Inception (October 20, 1998) through September 30, 2000.

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

            Reports on Form 8-K

SIGNATURES

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                          Altrex Incorporated
                     (A Development Stage Company)
                       Unaudited Balance Sheets
              As of December 31, 1999 and September 30, 2000

                                        December 31,    September 30,
                                            1999            2000
                                          ------------     -----------

ASSETS
Cash                                    $         0      $        0
Organization Costs                                0               0
Accumulated Amortization                          0               0
                                        ------------     -----------

Total Assets                            $         0      $        0
                                        ============     ===========

LIABILITIES
Accounts Payable                        $         0      $        0
                                        ------------     -----------

STOCKHOLDERS' EQUITY
Common Stock:
Paid-In Capital, Par Value $0.001 per
Share, 75,000,000 Shares Authorized,
25,000,000 Shares Outstanding           $    2,500       $    2,500
Paid In Capital In Excess of Par Value       5,000            5,000
(Deficit) Accumulated During Development
Stage                                       (7,500)          (7,500)
                                        -----------      -----------

Total Stockholders' Equity              $        0       $        0
                                        -----------      -----------

Total Liabilities and Stockholders'
Equity                                  $        0       $        0
                                        ===========      ===========

         See accompanying notes to financial statements.

                         Altrex Incorporated
                     (A Development Stage Company)
                      Unaudited Income Statements
             For the Three Months Ended September 30, 1999 and
                    September 30, 2000 and for the Period
        From Inception (October 20, 1998) through September 30, 2000


                               Three Months   Three Months    Inception
                                   Ended          Ended        Through
                               September 30,  September 30,  September 30,
                                    1999          2000           2000
                               ------------   ------------   -----------

Operating Revenues              $        0     $        0     $       0

Operating Expenses                       0              0         7,500
                               ------------   ------------   -----------

Net Income (Loss)               $        0     $        0     $   7,500
                               ============   ============   ===========

Per Share Information:
Basic and Diluted (Loss)
per Common Share                $    (0.00)    $    (0.00)    $   (0.00)

Weighted Average Shares
Outstanding (1)                 25,000,000     25,000,000    24,928,178


See accompanying notes to financial statements.

                          Altrex Incorporated
                      (A Development Stage Company)
                        Statements of Cash Flows
             For the Three Months Ended September 30, 1999 and
                    September 30, 2000 and for the Period
        From Inception (October 20, 1998) through September 30, 2000


                             Three Months    Three Months      Inception
                                 Ended          Ended           Through
                             September 30,   September 30,    September 30,
                                  1999           2000             2000
                             ------------    ------------     -----------

Net Income (Loss)             $        0     $         0      $  (7,500)
                             ------------    ------------     -----------

Adjustments to Reconcile Net
Income to Net Cash Provided
From Operating Activities:
Amortization of Start-Up
Costs                                  0               0           7,500
                             ------------    ------------     -----------

Net Cash Provided From (Used In)
Operating Activities                   0               0               0

Cash Flows From (Used In)
Investing Activities:
Organization Costs                     0               0          (7,500)

Cash Flows From (Used In)
Financing Activities:
Common Stock Sold for Cash             0               0           7,500
                             ------------   -------------    ------------
Net Increase (Decrease)
in Cash                                0              0               0

Cash at Beginning of Period            0              0               0
                            -------------   -------------    ------------

Cash at End of Period          $       0     $        0      $        0
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

PART 1.  FINANCIAL INFORMATION

Management's Plan of Operations

The Company continues to maintain a zero cash balance. However, the President and Secretary/Treasurer (the Founders) have agreed to provide their services, office space, and related supplies free of charge until such time as management can raise the funding necessary to further advance its business plan.

In management's opinion, the Company's current cash situation is sufficient and adequate until additional capital can be raised to further implement the Company's business plan (the "Plan"). At present, the Company remains in its initial development stage. Over the past several months, the Company has been assessing the hardware/software requirements of its Plan, and researching and compiling the data and other information necessary to set forth in more detail the detailed operating budgets and future cash flowrequirements. This information includes requisite data for the Internet service provider ("ISP") consolidations and/or acquisitions, and new customer projections that are the focus of the Company's Plan.

Based on the detailed studies, resultant budgets, and cash flow projections prepared during this initial phase, the Company will need to then proceed with another offering in the next several months to raise the estimated $300,000 to $500,000 needed to proceed with the second phase of its Plan. This phase includes the actual acquisition/consolidation of small
ISP's into the Company.

The third stage of the Company's Plan is the ongoing operation of these acquired/consolidated ISP's and the targeting of additional customers thereto.

In order to remain a going concern, the Company must first complete the initial stage of its Plan, and then be successful in its effort(s) to raise additional capital, either through an offering, such as another 504 offering, or through a private placement of its securities. There are considerable risks in the implementation of the Company's Plan, including insufficient funding from future sale(s) of its securities, greater than expected costs to acquire and/or consolidate smaller ISP's, greater than expected operating costs, insufficient revenues from sales/operations, the competitive nature of the ISP industry, and the "free" ISP connections that are presently being offered by certain ISP's as an inducement to increase subscriber bases while they rely on advertising revenues to cover operating costs Without sufficient cash flow, the Company would have to rely on existing cash flows and/or loans from its Founders until such time as the Company could raise additional funds to implement its Plan.

There are no current plans for product research and development. There are no current plans to purchase or sell any significant amount of fixed assets. There are no current plans to increase the number of employees.


PART II - OTHER INFORMATION

ITEM 1.      Not applicable.

ITEM 2. The Company's Board of Directors approved a 10 for 1 forward split of the Company's common shares with a Pay Date of August 17, 2000, and an ex-dividend date of August 18, 2000. This effectively increased the issued and outstanding shares from the previous 2,500,000 shares to a present 25,000,000 shares.

ITEMS 3-4.   Not applicable.

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

        Altrex Incorporated


        Dated: October 4, 2000        /s/ Christopher George
                                        ----------------------
                                        Christopher George
                                        President