Form 10KSB
period 2000-12-31
ALTREX INC
filed 2001-04-10
CIK 1072988

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           Form 10-KSB
                   Commission File No: 000-26183

(Mark One)

X Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2000

_____Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

                         ALTREX INCORPORATED
                       -----------------------
             (Name of small business in its charter)

           NEVADA                                91-1932068
           ------                                ----------
       (State or other                     (IRS Employer Id. No.)
 jurisdiction of Incorporation)

                    157 South Howard, Suite 600
                     Spokane, Washington 99201
                     -------------------------
                   (Address of Principal Office)

          Issuer's telephone number:   (509) 626-8289


Securities to be registered under Section 12(b) of the Act:

                       Title of each class
                       -------------------
                               N/A

Securities to be registered under Section 12(g) of the Act:

                      Common Stock, $0.001
                      --------------------
                        (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X   No ____

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenue for its most recent fiscal year: $  -0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): $10,000,000.
(Based on the 5,000,000 non-affiliate voting shares held immediately prior to the reverse acquisition date of January 22, 2001, at the then "bid" value of $2.00 per share).

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. N/A   Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,512,000 shares as of April 6, 2001.

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

The Company has filed several reports with the SEC over the past few months with respect to its proposed reverse acquisition of The Internet CallCentre, Pte., Ltd ("iCall") This reverse merger will be mentioned several times throughout this filing and for additional information, you should review the Company's filings related thereto at the SEC's web site (www.sec.gov) under the following filings:

     PRE 14A - Filed 11/22/00 - Preliminary Proxy Materials re: iCall Merger DEF 14A - Filed 12/01/00 - Final Proxy Materials re: iCall Merger
     8-K - Filed 12/21/00 - Current Report - Vote of Shareholders re: iCall
              Merger.
     8-K - Filed 01/24/01 - Current Report - Final Agreement re: Merger with iCall.

Please also note that the Company will be soon filing its "amended" 8-K with respect to the iCall merger, presenting the iCall financial statements and other related items. The reader should also look for and read that filing in connection with their review of this 10-KSB.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At April 6, 2001, the following shares of common were outstanding: Common Stock, par value of $0.001, 11,512,000 shares.

Transitional Small Business Disclosure Format (Check one):  Yes   No X

PART I

STATEMENT REGARDING FORWARD-LOOKING INFORMATION.

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated delays or difficulties in location of a suitable business acquisition candidate, unanticipated or unexpected costs and expenses, competition and changes in market conditions, lack of adequate management personnel and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially form those anticipated, estimated or projected. The Company cautions again placing undue reliance on forward-looking statements all of that speak only as of the date made.

ITEM 1. DESCRIPTION OF BUSINESS

General

Altrex Incorporated (the "Company") was incorporated as a Nevada corporation on October 20, 1998, for the purpose of consolidating Internet Service Providers ("ISP") and other similar companies. Its principal place of business is located at 157 South Howard Street, Suite 600, Spokane, Washington, 99201.

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

The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

The Company registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act), and its class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that the Company is then in compliance with applicable laws, rules and regulations, including compliance with its reporting requirements under the Exchange Act.

There has been no bankruptcy, receivership, or similar proceeding by or against the Company. In addition, there has been no material reclassification, consolidation, merger, or purchase or sale of a significant amount of assets not done in the ordinary course of business with the exception of the proposed reverse acquisition of iCall, as set forth herein.

Please note that the Company's shareholders have, at a duly organized meeting thereof held on December 19, 2000, voted to move forward with the proposed reverse-acquisition of iCall subject to the further satisfactory due diligence by the Officers and Directors of the Company. On January 22, 2001, the Company's Board of Directors completed their due diligence and finalized the reverse acquisition with iCall.

                Strategic Business Plan of Issuer

The Company was formed to exploit a strategic business plan (the "Plan") within the Internet industry, and it is currently in its development stages. The Plan, in summary, has a primary focus of exploiting the potential acquisition and consolidation of many smaller Internet service providers ("ISP") into one, larger ISP that can enjoy and reap the benefits of the greater efficiencies of scale provided by a large subscriber base and expanded revenue sources. Further, as a larger ISP, the Company will be able to more cost effectively add and/or enhance available services to its subscribers, more effectively be to retain those accounts, and more cost effectively advertise for additional subscribers to their internet service by having the ability to offer the latest in internet-related technologies and services.

While the Company continued to believe in the merits of its strategic business plan, the ISP marketplace faced consistent challenges and conditions that made it difficult to identify and pursue financially viable candidates for consolidation. Technical advances in related fiber, computer/server equipment, and software, coupled with such things as "free" internet" access being provided by many ISPs to gain a customer base, through the market into a state of disarray that kept the Company from completing any transactions to begin its actual ISP service. In November, 2000, the Company was contacted by representatives of iCall with respect to a proposed merger/acquisition, and has since moved forward with that transaction.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns no property. Its office space is shared with other entities and provided free of charge by the President of the Company, Christopher George. The office space totals approximately 1,500 square feet. This office arrangement and configuration is considered adequate for current and short-term operations of the Company.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2000, the question of the proposed reverse acquisition with iCall was submitted to a vote of the security holders of the Company. At the meeting held December 19, 2000, the shareholders voted to proceed with the reverse acquisition as set forth within the Definitive Proxy Materials filed with the SEC on December 1, 2000. The results and terms of the proposed reverse acquisition with iCall were set forth within the Company's 8-K filing with SEC made on December 21, 2000, and further as set forth in a subsequent 8-K filing made on January 24, 2001.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Over the Counter Bulletin Board with the Ticker symbol, prior to the reverse acquisition, of "ALXI". Subsequent to the reverse acquisition, as discussed herein, the Company changed its ticker symbol to "ICAS" to more closely identify it with the Company's new name and business direction.

The Company's stock began trading in July of 2000. The shares traded as high as $5.25 per share (on October 23, 2000) and as low as $0.01 per share (on July 24, 2000) for the period ended December 31, 2000.

There were approximately 45 shareholders of record of the Company's common stock as of December 31, 2000.

No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Please note that the shareholders of the Company have approved of a reverse-merger of the Company and iCall, as set forth several places herein. The following discussion is based on the Company's original business plan, which it has discontinued subsequent to the merger with iCall.

The Company, since raising its initial capital, has concentrated on further developing its strategic business plan to acquire and consolidate smaller ISP's, and will likely continue to do so for the foreseeable future. During this time, the Company will continue studying such things as the hardware and software requirements of the Plan, including servers, computers, software, modems, dial-tone providers, and the amount of bandwidth needed to adequately serve the Company's needs. This will include analyzing the many products that are available to satisfy these needs with a focus on using equipment and services that allow easy expansion and/or upgrades as the customer base and computer/modem speeds increase. This study will also include the search for a bandwidth supply that is both "clean" and easy to incrementally increase the supply as/when needed. All of the research and findings prepared during this phase will be compiled and used to set forth an operating budget for the Company that will include ISP consolidations/acquisitions and new customer projections coupled with the capital and operating cash flow requirements necessary to meet those projections.

The Company does not anticipate the need for any additional capital within the next few months. In addition, there will be no "employees" required during this phase. All of the analysis and work will be performed by Chris and Monte George, who have been previously compensated for their efforts through the issuance of Common Shares as set forth herein.

Based on these studies, and resultant budgets and cash flow projections prepared during the initial phase, it is expected that the Company will go forward with another offering to raise the additional funding needed to move it into its second phase of its strategic business plan, which includes the acquisition/consolidation of small ISP's into the Company. In determining the amount of additional funds that will need to be raised to initiate the second phase, the Company will first establish reasonable levels of subscriber growth in its operating projections, based on the perceived availability of existing ISP's for purchase and new subscriber growth through its own advertising, etc., and then, based on these projections, it will determine the amount of capital, advertising, and other related costs necessary to accomplish that goal. In raising any additional equity, the Company will consider all options, including, but not limited to, another offering. In doing so, the Company will consult with various professionals in the industry, such attorneys and accountants to ensure that the Company goes the best and most effective route and in compliance with state and federal securities regulations. At present, the Company does not know how much additional equity it will need to be raised, nor does it know the means by which any additional equity will be raised, or the exact timing thereof.

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

                      Results of Operations

There were no revenues from sales for the period ended December 31, 2000. The Company sustained a net loss of $0 for the period then ended.

                 Liquidity and Capital Resources

As of December 31, 2000, the Company had $0 cash on hand or in the bank. Until such time as the Company sets forth and implements its strategic business plan, there will be no need for additional capital, since the Officers are contributing their time and expenses at no cost during this time. Although the complete strategic business plan has not yet been fully researched and put together, management, at present, foresees the need to raise about $300,000 to $500,000 in additional capital to fully enter the acquisition phase of its strategic plan (second phase). Within the next twelve to eighteen months, management has plans to raise additional capital through the sale of equities. The means to do so have not been set forth or decided by the Company, however, it will likely involve offering for sale its common stock. The Company's intent will be to raise sufficient proceeds to begin the second phase of the business plan, which includes the acquiring of ISP's by the Company.

The Company faces considerable risks at each step in its strategic business plan. Such things as technology, societal and economic changes, cost overruns, a lack of interest in and/or inability to acquire existing ISP's at fair prices, and shortfalls in funding due to the Company's inability to raise additional capital in the equity securities market all may have an impact on the Company. If no additional funding is raised over the next twelve to eighteen months, the Company will be forced to rely on funds loaned by the Officers and Directors. In such a restricted scenario, the Company would not be able to complete all of the steps of its strategic business plan, and would therefore be forced to delay all capital-intensive activities. It is possible that, without necessary and sufficient cash flow during the next twelve to eighteen months, the Company would have to severely restrict its plans and abilities to move forward with its strategic business plan.

ITEM 7. FINANCIAL STATEMENTS

The audited financial statements of the Company and related notes that have been included in this 10-KSB have been audited by Merri Nickerson, CPA. They have been so included in reliance upon the opinion of such accountant given upon her authority as an expert in auditing and accounting.

                               ALTREX INCORPORATED

                          AUDITED FINANCIAL STATEMENTS

As of December 31, 1999 and 2000, and for the Years Ended December 31, 1999 and December 31, 2000, and the Period from October 20, 1998 (date of inception) through December 31, 2000


                                                                  Page

Independent Auditor's Report                                        2

Financial Statements:

Balance Sheets
   as of December 31, 1999 and 2000                                 3

Statements of Operations
   for the years ended December 31, 1999
   and December 31, 2000, and from October 20,
   1998 (date of inception) through December 31, 2000               4

Statements of Changes in Stockholders' Equity
   for the years ended December 31, 1999 and
   December 31, 2000, and from October 20, 1998
   (date of inception) through December 31, 2000                    5

Statements of Cash Flows
   for the years ended December 31, 1999 and
   December 31, 2000, and from October 20, 1998
   (date of inception) through December 31, 2000                    6

Notes to Financial Statements                                        7

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders of Altrex Incorporated:

I have audited the accompanying Balance Sheets of Altrex Incorporated (a Nevada Corporation) as of December 31, 1999 and 2000, and the related Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the years ended December 31, 1999 and December 31, 2000, and for the period from October 20, 1998 (date of inception) through December 31, 2000. These Financial Statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the Financial Statements referred to above present fairly, in all material respects, the financial position of Altrex Incorporated as of December 31, 1999 and December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 1999 and December 31, 2000, and for the period from October 20, 1998 (date of inception) through December 31, 2000, in conformity with generally accepted accounting principles.

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


/s/ Merri Nickerson, CPA
------------------------

MERRI NICKERSON, CPA
Spokane, Washington
January 22, 2001

                                Altrex Incorporated
                           (A Development Stage Company)
                                  Balance Sheets
                         As of December 31, 1999 and 2000



                                         December 31,   December 31,
                                            1999           2000
                                         -----------    -----------

ASSETS
Cash                                     $         0    $         0
Organization Costs                                 0              0
                                         -----------    -----------
Total Assets                             $         0    $         0

LIABILITIES
Accounts Payable                         $         0    $         0
                                         -----------    -----------

STOCKHOLDERS' EQUITY
Common Stock:
   Paid-In Capital, Par Value $0.001 per
   Share, 75,000,000 Shares Authorized,
   25,000,000 Shares Outstanding         $     2,500    $     2,500
Paid In Capital In Excess of Par Value         5,000          5,000
(Deficit) Accumulated During Development
   Stage                                      (7,500)        (7,500)
                                         -----------    -----------
Total Stockholders' Equity               $         0    $         0
                                         -----------    -----------

Total Liabilities and Stockholders'
   Equity                                $         0    $         0



             See accompanying notes to financial statements.

                              Altrex Incorporated
                         (A Development Stage Company)
                            Statements of Operations
         For the Years Ended December 31, 1999 and December 31, 2000 and
                For the Period from Inception to December 31, 2000

                                       Year Ended   Year Ended   Inception to
                                       December 31, December 31, December 31,
                                          1999         2000         2000
                                       -----------  -----------  -----------

Operating Revenues                      $        0   $        0   $        0

Amortization of Start Up Costs
   (see Note 1)                                  0            0        7,500
                                       -----------  -----------  -----------

Net Income (Loss)                       $        0   $        0   $   (7,500)

Per Share Information:
   Basic and Diluted (Loss)
   per Common Share                     $    (0.00)  $    (0.00)  $    (0.00)

Weighted Average Shares Outstanding     25,000,000   25,000,000   24,967,033



               See accompanying notes to financial statements.

                             Altrex Incorporated
                        (A Development Stage Company)
                  Statements of Changes in Stockholders' Equity
          For the Years Ended December 31, 1999 and December 31, 2000 and
              For the Period from Inception to December 31, 2000

                                Common     Par       Excess of    Retained
                                Shares    Value      Par Value    Earnings
                               --------  -------     ---------    --------
Issued to Founders
   at Inception               2,000,000  $ 2,000      $(2,000)    $      0

Issuance of Common
   Shares Cash at
   $0.015 per Share             500,000      500        7,000            0

Net Operating Loss for the
   Period from October, 20, 1998
   (date of inception) to
   December 31, 1998                 --       --           --       (7,500)
                              ---------  -------    ---------     --------
BALANCE AT
   DECEMBER 31, 1998          2,500,000  $ 2,500    $   5,000     $ (7,500)
                              =========  =======    =========     ========
Net Operating Loss for the
   Period from January 1, 1999
   To December 31, 1999              --       --           --            0
                              ---------  -------    ---------     --------
BALANCE AT
   December 31, 1999          2,500,000  $ 2,500    $   5,000     $ (7,500)
                              =========  =======    =========     ========

10 for 1 Forward Stock Split 22,500,000       --           --           --

Net Operating Loss for the
   Period from January 1, 2000
   To December 31, 2000              --       --           --            0

BALANCE AT
   December 31, 2000         25,000,000  $ 2,500    $   5,000     $ (7,500)
                              =========  =======    =========     ========


               See accompanying notes to financial statements.

                             Altrex Incorporated
                        (A Development Stage Company)
                           Statements of Cash Flows
         For the Years Ended December 31, 1999 and December 31, 2000 and
              For the Period from Inception to December 31, 2000


                                      Year Ended    Year Ended   Inception to
                                     December 31,  December 31,  December 31,
                                        1999          2000          2000
                                      ----------   -----------    ----------

Net Income (Loss)                     $        0   $         0    $   (7,500)
                                      ----------   -----------    ----------
Adjustments to Reconcile Net Income
   to Net Cash Provided from Operating
   Activities:
     Amortization of Start-Up Costs            0             0         7,500
                                      ----------   -----------    ----------
Net Cash Provided From (Used In)
   Operating Activities                        0             0             0

Cash Flows From (Used In) Investing
   Activities:
      Organization Costs                  (7,500)            0        (7,500)

Cash Flows From (Used In) Financing
   Activities:
      Common Stock Sold for Cash               0             0         7,500
                                      ----------   -----------    ----------

Net Increase (Decrease) in Cash           (7,500)            0             0

Cash at Beginning of Period                7,500             0             0
                                      ----------   -----------    ----------

Cash at End of Period                 $        0   $         0    $        0
                                      ==========   ===========    ==========



                See accompanying notes to financial statements.

                              Altrex Incorporated
                         (A Development Stage Company)
                         Notes to Financial Statements
                          December 31, 1999 and 2000


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

On August 7, 2000, the Company's Board of Directors authorized a 10 for 1 forward stock split, thereby increasing the number of issued and outstanding shares from 2,500,000 shares to 25,000,000 shares.

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

NOTE 4 - SUBSEQUENT EVENT

On January 19, 2001, the shareholders and Board of Directors of the Company voted in favor of a reverse-acquisition of the Company with a Singapore company, The Internet CallCentre Pte. Ltd. ("ICall"), whereby the Company will issue 6,500,000 of its shares in exchange for all of the issued and outstanding shares of ICall. As a result, ICall will then be a 100% owned subsidiary of the Company, and the Company will therefore abandon its original business strategy and act as a holding company for ICall. The Acquisition Agreement also provides for the Company to change its name to iCall Systems, Inc.

The financial statements, as presented herein, do not reflect the "merged" entities, but rather reflect only the Company on a stand-alone basis.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no change in, or disagreements with, its principal independent accountant since the date of inception.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


The Directors and Officers of the Company, all of those whose terms will expire at the 2001 shareholder meeting, or at such a time as their successors shall be elected and qualified, are as follows:

The Company's Directors and Executive Officers are as follows:

Name/Address                  Position                        Age
-----------------------       ---------------------           ----

Christopher A. George         President & Director             38
157 South Howard Street,
Suite 600
Spokane, WA  99201

Monte A. George               Secretary/Treasurer & Director   40
157 South Howard Street,
Suite 600
Spokane, WA  99201

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

Please note that in connection with the reverse acquisition between the Company and iCall, Chris and Monte George have resigned their positions as Officers and Directors of the Company. New Directors have been appointed. Please see the Company's SEC filings with respect to the reverse acquisition, as set forth herein, for more information with respect to the new direction and leadership of the Company.

ITEM 10. EXECUTIVE COMPENSATION

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major shareholders as well as those who own beneficially more than five percent of the Company's common stock as of January 21, 2001 (immediately prior to the reverse acquisition date):

Set forth below is a list of those individuals, including any group, known to be a beneficial owner of more than five percent of any class of the Company's voting securities:

            Name and               Amount and
            Address of             Nature of           Percent
Title of    Beneficial             Beneficial          of
 Class      Owner                  Owner               Class
---------   ---------------------  ----------------    -----
Common      Christopher A. George  1,500,000 Shares     60%
            157 South Howard,
            Suite 600
            Spokane, WA  99201

 Common     Monte A. George          500,000 Shares     20%
            157 South Howard,
            Suite 600
            Spokane, WA  99201

 All Officers and Directors        2,000,000 Shares     80%
 (2 Individuals)

There are no outstanding rights for any individual, or group, to acquire additional Shares from options, warrants, rights, conversion privilege, or similar obligations. The Messrs. George are the Company's sole officers and directors.

Please note that as a result of the reverse acquisition with iCall, the Messrs. George shares were reduced to a total of 12,000 shares. There are new control people and affiliates with the Company as part of the transaction with iCall. For more information, you are encouraged to review the various SEC filings made by the Company with respect to the reverse merger.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indemnification of Officers and Directors

As permitted by Nevada law, the Company's Articles of Incorporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

      3.1* Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on January 7, 2000, and incorporated herein by reference.

      3.2* By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB filed on January 7, 2000 and incorporated herein by reference.

      27.1  Financial Data Schedule
      ----
      * Previously filed

      (b)   Reports on Form 8-K

            The following reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000, or related to that period:

            1. 8-K - Filed 12/21/00 - Current Report - Vote of Shareholders
                  re: iCall reverse acquisition.

            2. 8-K - Filed 01/24/01 - Current Report - Final Agreement re:
                  reverse acquisition with iCall.

            PLEASE NOTE THAT THE COMPANY WILL SOON FILE ITS AMENDED FORM 8-K THAT WILL PRESNET THE ICALL FINANCIAL STATEMENTS AND OTHER RELATED INFORMATION. READERS SHOULD REVIEW THAT FILING IN CONJUNCTION WITH THIS FILING.

            With respect to the reverse acquisition of iCall, readers are referenced to the Company's following SEC filings that will set forth more information thereon:

            1. PRE 14A - Filed 11/22/00 - Preliminary Proxy Materials re:
                  iCall Reverse Acquisition..

            2. DEF 14A - Filed 12/01/00 - Final Proxy Materials re: iCall
                  Reverse Acquisition.

Signatures

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ALTREX INCORPORATED

By: /s/ Christopher George
        ------------------
        Christopher George
        President

Date: April 4, 2001