Form 10-Q
period 2001-03-31
ALTREX INC
filed 2001-05-24
CIK 1072988

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                              FORM 10-QSB

               Quarterly Report Under Section 13 or 15 (d) of
                    Securities and Exchange Act of 1934


               For the quarterly period ended March 31, 2001

                    Commission file number: 0-26813


                          ICALL SYSTEMS, INC.
                          -------------------
          (Exact Name of Registrant as Specified in Its Charter)


        Nevada                                        91-1932068
        ------                                        ----------
(State of Incorporation)                         (IRS Employer ID No.)


           388 Market Street, Suite 500 San Francisco, CA 94111
           ----------------------------------------------------
             Address of Principal Executive Offices - Zip Code

                           (604) 605-8852
                           --------------
            Registrant's telephone number, including area code


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X   No
                              ---     ---

As of April 30, 2001 there were 11,627,000 shares of the Issuer's common stock outstanding.

                                   INDEX
                                   -----

PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

  Consolidated Balance Sheets as of and March 31, 2001 (unaudited) and December 31, 2000

  Unaudited Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000

  Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000

  Notes to Unaudited Interim Consolidated Financial Statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 5.  OTHER INFORMATION.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         EXHIBITS

         REPORTS ON FORM 8-K

         SIGNATURES

                     PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ICALL SYSTEMS, INC. - Consolidated Balance Sheets as of and March 31, 2001
  (unaudited) and December 31, 2000

 (unaudited)                                    March 31,     December 31,
                                                  2001           2000
ASSETS                                         ----------     -----------

Current Assets:
  Cash and cash equivalents                    $   12,022     $       197
  Accounts receivable, net                         70,359          55,021
  Prepaid expenses and other current assets       378,485         434,059
                                               ----------     -----------
  Total current assets                            460,866         489,277
                                               ----------     -----------
Property and equipment, net                       229,762         237,404
Investment in unquoted shares                     292,031         285,836

Total assets                                   $  982,659     $ 1,012,517
                                                  =======       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts Payable                             $  605,036     $   497,338
  Finance lease                                     2,093           2,093
  Total current liabilities                       607,129         499,431

Long term finance lease                             6,700           6,700

Stockholders' equity (deficit):

  Common stock, $.001 par value per share;
    75,000,000 authorized, 11,627,000 shares
    issued and outstanding at March 31, 2001,
    75,000,000 authorized and 11,512,000 shares
    issued and outstanding at December 31,
    2000                                        8,848,886       8,733,559

  Additional paid-in capital                      221,032         221,032
  Translation reserve                               4,498           3,703
  Accumulated deficit                          (8,705,586)     (8,451,908)
  Total stockholders' equity (deficit)            368,830         506,386

Total liabilities and stockholders' equity     $  982,659     $ 1,012,517
                                                  =======       =========

              SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM
                  CONSOLIDATED FINANCIAL STATEMENTS.

ICALL SYSTEMS, INC. - Unaudited Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000

                                                Three Months Ended March 31,
                                                   2001             2000
                                                ----------       ----------
Revenue:
  Service revenue                               $   42,826       $   98,738

Operating expenses:
  Cost of revenue                                  (28,753)        (170,227)
  Administrative expense                          (234,089)      (1,112,307)
  Other operating expenses                         (38,748)        (183,934)
                                                  --------        ---------
    Total operating expenses                      (301,590)      (1,466,468)

Loss from operations                              (258,764)      (1,367,730)

Other income (expense)                               5,086          291,976

Net loss                                          (253,678)      (1,075,754)
                                                   =======        =========


Basic and diluted net loss per common share         $(0.02)          $(0.09)
                                                    ======           ======

Weighted average shares outstanding and used
  in basic and diluted net loss per common
  share calculation                             11,627,000       11,627,000
                                                ==========       ==========

               SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM
                    CONSOLIDATED FINANCIAL STATEMENTS.

ICALL SYSTEMS, INC. - Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000

                                                Three Months Ended March 31,
                                                   2001             2000
                                                ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $ (235,678)      $ (373,664)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                  26,682          112,371

CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable                              (15,338)          (2,607)
  Prepaid expenses and other current assets         55,574          (87,046)
  Purchase of investment                           107,698           43,270
                                                   -------          -------
    Net cash used in operating activities          (61,062)        (307,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment              (19,040)         (99,488)
  Purchases of intellectual properties                  --       (6,771,028)
  Purchase of investment                            (6,195)              --
                                                   -------        ---------
    Net cash used in investing activities          (25,235)      (6,870,516)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock       115,327        7,448,598
                                                   -------        ---------
  Net cash provided by financing activities        115,327        7,448,598

  Effect of foreign exchange rate changes on
    cash and cash equivalents                      (17,205)              --

  Net (decrease) increase in cash and cash
    equivalents                                    (11,925)         270,406

  Cash and cash equivalents at the beginning
    of the period                                      197               --

  Cash and cash equivalents at the end of
    the period                                   $  12,022      $   270,406


           SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM
                    CONSOLIDATED FINANCIAL STATEMENTS.

ICALL SYSTEMS, INC. - Notes to Unaudited Interim Consolidated Financial
Statements

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(A) SUMMARY OF OPERATIONS

iCall Systems, Inc. (the "Company" or "iCall"), was incorporated in the State of Nevada in 1998, originally under the name of Altrex, Inc. The Company, subsequent to a reverse acquisition with a Singapore company, The Internet CallCentre Pte Ltd., in January 2001, changed its name to iCALL Systems, Inc. As a result of the reverse acquisition, the Company now owns 100% of the outstanding shares in its Singapore subsidiary.

iCall is a leading service provider that facilitates real-time sales and customer service for companies doing business on the Internet.

The Company generates revenues from the sale of the customer service.

(B) UNAUDITED INTERIM  CONSOLIDATED FINANCIAL INFORMATION

The accompanying interim consolidated financial statements as of March 31, 2001 are unaudited. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of iCall as of March 31, 2001 and the consolidated results of operations and cash flows for the interim periods ended March 31, 2001 and 2000. The financial data and other information disclosed in these notes to the consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The balance sheet at December 31, 2000 has been derived from audited financial statements at that date.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2000.

(C) USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(D) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities, with original maturities of three months or less when acquired, to be cash equivalents.

(E) MARKETABLE SECURITIES

Marketable securities are carried at fair value with the changes in fair value reported in other comprehensive income. There were no changes in fair value during 2000. Realized gains and losses are recorded in earnings. The specific identification method is used to determine the cost of securities sold.

(F) REVENUE RECOGNITION

During 2000, the Company began offering the iCall service. The iCall service facilitates real-time sales and customer service for companies doing business on the Internet. The Company charges an initial non-refundable set-up fee as well as a monthly fee for using the service.

The initial set-up fee principally represents customer service, training and other administrative costs related to the deployment of the iCall service. Such fees are recorded as deferred revenue and recognized over the period that the work is performed.

The Company also records revenue based upon a monthly fee charged for the service, provided that no significant Company obligations remain and collection of the resulting receivable is probable. The Company recognizes monthly service revenue fees as services are provided. The Company's service agreements typically have termination date and are terminable by either party upon 30 days' notice without penalty.

(G) FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, accounts receivable and accounts payable. At December 31, 2000 and March 31, 2001, the fair value of these instruments approximated their financial statement carrying amount because of the short-term maturity of these instruments. The Company has not experienced any significant credit loss to date. No single customer accounted for or exceeded 10% of either revenue or accounts receivable in 2000 or as of and for the three months ended March 31, 2001.

(H) BASIC AND DILUTED NET LOSS PER SHARE

The Company calculates earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share presented is equal to basic loss per share since all common stock equivalents are anti-dilutive for each of the periods presented.

(2) BALANCE SHEET COMPONENTS

Property and equipment is stated at cost and is summarized as follows:

                                                March 31,    December 31,
                                                  2001          2000
                                                ---------    ----------
Computer equipment and software                 $  87,099     $  68,059
Leasehold improvements                            242,337       242,337
                                                  -------       -------
                                                  329,426       310,396
Less: accumulated depreciation                     99,674        72,992
                                                  -------       -------
  Total                                         $ 229,762     $ 237,404
                                                  =======       =======

(3) CAPITALIZATION

The Company had 75,000,000 shares of common stock authorized, and no shares in preferred stock authorized, as of December 31, 2000.

In January 2001; a majority vote by the Board of Directors and shareholders of iCALL Systems, Inc. approved the reverse acquisition of The Internet CallCentre Pte. Ltd. a Singapore corporation, whereby iCALL issued 6,500,000 shares of its common stock in exchange for all of the issued and outstanding shares of The Internet CallCentre Pte Ltd. As a result thereof, The Internet CallCentre Pte. Ltd. then became a wholly-owned subsidiary of iCALL.

(4) COMMITMENTS AND CONTINGENCIES\

In the first quarter of 2001, the Company entered into two convertible loan agreements. The first loan agreement was entered in January 2001 for the amounts of US $300,000. It is due and payable 6 months from the date of the loan agreement. It carries simple interest at a rate of 6% per year, with interest payable quarterly and due on or before the 5th day of the first month of each quarter. If the borrower at any time prior to the due date made payment, 10 days written notice has to be given to the lender. The lender shall have the option to either accept cash payment or demand the conversion into common shares. At the due date, the lender has an option to convert the principal and any interest if chosen by lender. It will be convertible into restricted common shares of the borrower at a conversion price equal to the lesser of 75% of the average closing price of ICALL shares for the five trading days or US$1.25 per share, at the option of the lender. In the event of a default, interest will continue to accrue on the total amount then due at an annual interest rate of 12%. The lender will also be entitled to a collection fee in the amount of US $10,000 and all reasonable attorneys' fees in respect thereof.

The second loan agreement was entered in February 2001, for investor
relations operations.   The loan amount is up to US $300,000 and we received
$40,000 by 1st quarter of 2001. It is due and payable 10 months from its initial funding date. It is carries simple interest of 6% per year, with interest payable monthly on a calendar basis and due on or before the 10th day of each month for interest accrued during the preceding month. Principal payments may be made by borrower at any time prior to the due date with at least 10 day notice to lender for choice on conversion. The principal amount of each instalment is convertible into restricted common shares of the borrowers at a conversion price of the lesser of 75% of the average closing price of ICALL stock for the five trading days preceding the lender request for conversion or US $1.25 per share at the lender's option. The lender will also be entitled to a collection fee in the amount of US $10,000 and all reasonable attorneys' fees in respect thereof.

(5) SUBSEQUENT EVENTS

In April 2001, the Company entered into another convertible loan agreement for the amount of US $100,000. It is due and payable 6 months from the date of the loan agreement. It carries simple interest of 6% per year, and interest is payable quarterly and due on or before the 5th day of the first month of each quarter. If the borrower at any time prior to the due date makes a principal payment, 10 days written notice has to give to the lender. The lender shall have the option to either accept cash payment or demand the conversion of common shares. At the due date, the lender has an option to convert the principal and any interest if chosen by lender. It will be convertible into restricted common shares of the borrower at a conversion price equal to the lesser of 75% of the average closing price of ICALL share for the 5 trading days or US$1.25 per share, at the option of the lender. In the event of a default, interest will continue to accrue on the total amount then due at an annual interest rate of 12%. The lender will also be entitled to a collection fee in the amount of US $10,000 and all reasonable attorneys' fees in respect thereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ TOGETHER WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES, WHICH APPEAR ELSEWHERE IN THIS QUARTERLY REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR CURRENT PLANS, ESTIMATES AND BELIEFS AND INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT, PARTICULARLY IN THE SECTION ENTITLED "--RISK FACTORS THAT MAY AFFECT FUTURE RESULTS."

OVERVIEW
ICALL is a leading service provider that facilitates real-time sales and customer service for companies doing business on the Internet. We offer our proprietary real-time interaction customer service. We currently generate revenue from the sale of our ICALL service, which enables our clients' users to communicate directly with our operators via text-based chat, and related professional services. We can respond to Internet user inquiries in real-time, and can thereby enhance their Internet users' online shopping experience.
The Company was incorporated in the State of Nevada in October 1998, originally under the name Altrex Incorporated. Its primary focus was to seek and exploit its strategic business plan within the Internet industry with a primary focus of acquiring and consolidating smaller Internet Service Providers into one, larger ISP that could utilize the benefits and greater efficiencies provided by a multitudinous subscriber base and expanded revenue source.

While the Company continued to believe in the merits of its strategic business plan, the ISP marketplace faced consistent challenges and conditions that made it difficult to identify and pursue financially viable candidates for consolidation. Technical advances in related fiber, computer/server equipment, and software, coupled with such things as "free" internet" access being provided by many ISPs to gain a customer base, through the market into a state of disarray that kept the Company from completing any transactions to begin its actual ISP service. In November 2000, the Company was contacted by representatives of iCall with respect to a proposed merger/acquisition, and has since moved forward with that transaction.

Effective January 22, 2001; a majority vote by the Board of Directors and shareholders of Altrex Incorporated ("Altrex") approved (1) the Acquisition of The Internet CallCentre Pte. Ltd. ("ICALL") a Singapore corporation, whereby Altrex will issue 6,500,000 shares of its common stock in exchange for all of the issued and outstanding shares of ICALL. ICALL will then be a wholly-owned subsidiary of Altrex, (2) a name change from Altrex, Incorporated to "iCall Systems, Inc."

REVENUE

With respect to the ICALL service, our clients pay us an initial non-refundable set-up fee, as well as a monthly fee for each seat. Our set-up fee is intended to recover certain costs incurred by us (principally customer service, training and other administrative costs) prior to deployment of our service. Such fees are recorded as deferred revenue and recognized over a period of 2 months. As a result of recognizing set-up fees in this manner, combined with the fact that we have more seats on an aggregate basis than clients, in 2000 and the three months ended March 31, 2001, revenue attributable to our monthly service fee accounted for 25.3% and 89.4%, respectively, of total ICALL service revenue. We do not charge an additional set-up fee if an existing client adds more seats. We recognize monthly service revenue fees and professional service fees as services are provided.

OPERATING EXPENSES

Our cost of revenue associated with programming activity consisted primarily of the personnel expenses associated with the ICALL services. Since March 2000, our cost of revenue has principally been associated with the ICALL service and has consisted of:

 - compensation costs relating to employees who provide customer service to our clients, consisting of 12 people at December 31, 2000 and 8 people at March 31, 2001;
 - the cost of supporting our infrastructure, including expenses related to leasing space and connectivity for our services, as well as depreciation of certain hardware and software.
Our sales and marketing expenses consist of compensation and related expenses for sales personnel and marketing personnel, consisting of 4 people for both year of December 31, 2000 and March 31, 2001, allocated related overhead, advertising, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses.
Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting and human resources personnel, consisting of 2 people for both December 31, 2000 and March 31, 2001, allocated related overhead, professional fees, provision for doubtful accounts and other general corporate expenses.

NON-CASH COMPENSATION EXPENSES

None.

RESULTS OF OPERATIONS

Due to the phasing out of our programming services and our limited operating history, we believe that comparisons of our first quarter 2001 and 2000 operating results with those of prior periods are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND 2000

REVENUE. Total revenue increased to $83K in the three months ended March 31, 2001, from $0 for the three months ended March 31, 2000. In the first quarter of 2000, the Company had yet to generate any revenue due to the fact that it had only just started to operate. All of the revenue in 2001 was from the iCALL service. We can provide no assurance that we will achieve similar growth, if at all, in future periods.

COST OF REVENUE. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients. Cost of revenue increased to $51,000 in the three months ended March 31, 2001, from $12,000 in the comparable period in 2000. This increase was primarily attributable to the fact that the ICALL services were not in full service until March 2000.

SALES AND MARKETING. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations and trade show exhibit expenses. Sales and marketing expenses increased to $56,000 in the three months ended March 31, 2001, from $43,000 in the comparable period in 2000. From the surface, the number has increased, however the last year number only consists of two months expenses. Therefore, the expense has actually decreased and the Company has no immediate budget for the advertising, public relations and trade show exhibit expenses. Our sales and marketing headcount has increased from three people at the end of March 31, 2000 to four people at March 31, 2001.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting and human resources personnel, rental expense, and connectivity for our services, as well as depreciation of hardware and software. General and administrative expenses decreased to $368,000 in the three months ended March 31, 2001 from $589,00 in the comparable period in 2000. This decrease was due primarily to a decrease in headcount, which reduced to 21 people at March 31, 2001 from 29 at March 31, 2000, and, to the extent of the professional fees and travelling expense. We expect general and administrative costs to continue to maintain at the current level until the next round of funding is raised.

NON-CASH COMPENSATION EXPENSES.

None.

OTHER INCOME. Interest income was $8.8K at the ended March 31, 2001.   No
other income has generated at the ended March 31, 2000.

NET LOSS. Our net loss decreased to $417K for the three months ended March 31, 2001, respectively, from $639K, respectively, for the comparable periods in 2000.

We have experienced substantial decreases in our expenses since we reduced our headcount, advertising, professional fee, travelling and trade show expenses. However, our revenue from the ICALL service has grown in each of the quarters. We cannot provide assurance that we can keep the current expense level. Consequently, we believe that period-to-period comparisons of our operating results may not be meaningful, and as a result, you should not rely on them as an indication of future performance.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations principally through cash generated by convertible loans. Through March 31, 2001, we have raised a total of $340,000 in such loans.

Net cash used in operating activities was $330,000 for the three months ended March 31, 2001 and consisted primarily of net operating losses, decreased in accounts payable and accrued expenses. Net cash used in operating activities was $673,000 for the three months ended Mar 31, 2000 and consisted primarily of net operating losses, and decreased in accounts payable.

Net cash used in investing activities was $0 in the three months ended March 31, 2001. Net cash used in investing activities was $170,000 for the three months ended March 31, 2000 and was due to the purchase of fixed assets and capitalized software.

Net cash provided by financing activities was $0 for the three months ended March 31, 2001. Net cash provided by financing activities was $1,200,000 for the three months ended Mar 2000 and was primarily attributable to proceeds from a private offering and the resultant sale of common shares.
As of Mar 31, 2001, our principal commitments consisted of $9,200 due per month under office operating leases. We do not anticipate an increase in capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel.

We have incurred significant net losses and negative cash flows from operations since inception, and as of Mar 31, 2001, had an accumulated deficit of $14.8 million. These losses have been funded primarily through the issuance of common stock in our initial private offering. We intend to continue to invest heavily in sales, marketing, promotion, technology and infrastructure development as we grow and when the fund is raised. As a result, we expect to continue to incur operating losses and negative cash flows for the foreseeable future.

We expect to devote substantial capital resources to expand the sales, marketing, product development and customer service organizations, to expand our marketing effort, to build the infrastructure necessary to support the growth in our customer base and other general corporate activities. We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will not be sufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time, and we would then seek to sell additional equity or debt securities or seek alternative sources of financing. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned sales and marketing and product development efforts, which could harm our business, financial condition and operating results. In addition, we may require additional funds in order to fund more rapid expansion, to develop new or enhanced services or products or to invest in complementary businesses, technologies, services or products. Additional funding may not be available on favorable terms, if at all.

                        PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

    Exhibit 27.1 - Financial Data Schedule

(b) The Company filed the following reports on Form 8-K during the three months ended March 31, 2001.

    (1) Form 8-K, filed on January 24, 2001. Announced approval and completion of the reverse acquisition by the Company of The Internet CallCentre Pte. Ltd.
    (2) Form 8-K/A, filed on April 11, 2001. Announced the resignation of the Company's former accountant.

Please also note that the Company will be soon filing another Form 8-K/A which will provide the December 31, 2000 audited financial statements for the Company's 100% owned subsidiary, The Internet CallCentre Pte. Ltd.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    ICALL SYSTEMS, INC.

    Dated: May 23, 2001                    /s/ Marc Crimeni
                                           ----------------
                                               Marc Crimeni
                                               President