Form 10QSB
period 2001-06-30
ICALL SYSTEMS INC /NV/
filed 2001-08-30
CIK 1072988

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                              FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

             For the quarterly period ended JUNE 30, 2001

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

As of June 30, 2001 there were 11,512,000 shares of the Issuer's common stock outstanding.

                               INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

  Condensed Consolidated Balance Sheets as of June 30, 2001
    (unaudited) and December 31, 2000................................  3

  Unaudited Consolidated Statements of Operations for the six
    months ended June 30, 2001 and 2000..............................  4

  Unaudited Consolidated Statements of Cash Flows for the six
    months ended June 30, 2001 and 2000..............................  5

  Notes to Unaudited Interim Consolidated Financial Statements.......  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS......................... 10

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS........................................... 15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS................... 15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................. 15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......... 16

ITEM 5.  OTHER INFORMATION........................................... 16

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K............................. 16

         EXHIBITS.................................................... 16

         REPORTS ON FORM 8-K......................................... 16

         SIGNATURES.................................................. 16

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        ICALL SYSTEMS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)



                                        JUNE 30, 2001   DECEMBER 31, 2000
                                        -------------   -----------------
(UNAUDITED)
                           ASSETS
Current assets:
    Cash and cash equivalents             $    13,194         $       197
    Marketable securities                         --                  --
    Accounts receivable, net                   32,165              55,021
    Prepaid expenses and other current
      assets                                  260,428             434,059
    Total current assets                      305,787             489,277

Property and equipment, net                   192,755             237,836
Investment                                        --              285,836
     Total assets                         $   498,542         $ 1,012,517
                                              =======           =========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                      $   314,128         $   497,338
    Finance Lease                               1,992               2,093
    Short-Term Convertible Loan              475,000                 --
    Total current liabilities                 791,120             499,431

Long Term Finance Lease                         6,377               6,700

Stockholders' equity (deficit):

    Common stock                            8,848,886           8,733,559
    Additional paid-in capital                211,803             221,032
    Translation reserve                        21,204               3,703
    Accumulated deficit                    (9,380,848)         (8,451,908)
Total stockholders' equity (deficit)         (298,955)            506,386
Total liabilities and stockholders' equity  $ 498,542          $1,012,517
                                              =======           =========



        SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS.

                         ICALL SYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             UNAUDITED
                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                              --------------------
                                              2001            2000
                                              ----            ----
Revenue:
    Service revenue ..                    $   80,754   $      53,174

Operating expenses:
    Cost of revenue                          (58,402)        (64,688)
    Administrative expense                  (418,278)       (631,361)
    Other operating expenses                (451,415)       (212,501)
                                             -------         -------
        Total operating expenses .........  (928,095)       (908,550)
                                             -------         -------
Loss from operations .....................  (847,341)       (855,376)
                                             -------         -------
Other income (expense)                        10,717             561
                                             -------         -------
Net loss .................................  (836,624)       (854,815)
Net loss attributable to common
    Stockholders                            (836,624)       (854,815)
                                             =======         =======

Basic and diluted net loss per common share $  (0.00)       $  (0.00)
                                             =======         =======

Weighted average shares outstanding used
in basic and diluted net loss per common share
calculation                               11,512,000      11,512,000
                                          ==========      ==========


         SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS.

                           ICALL SYSTEMS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               UNAUDITED


                                                     THREE MONTHS ENDED

                                                         JUNE 30,
                                                     -------------------
                                                     2001          2000
                                                     ------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                      $(685,724)   $(484,396)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation                                 25,382      101,106
        Loss for Investment                         279,180          --

CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Accounts receivable                             (61,445)     (51,918)
    Prepaid expenses and other current assets        78,326       67,533
    Accounts payable and accrued expenses           109,588      177,534
                                                    -------      --------
    Net cash used in operating activities          (254,693)    (190,141)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                 --      (190,052)
    Purchase of intellectual properties                 --           --
    Purchase of investment                           279,180         --
                                                     -------     -------
        Net cash used in investing activities        279,180    (190,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock           --       72,380
                                                     -------     -------
    Net cash provided by financing activities            --       72,380
    Effect of foreign exchange rate changes on
       Cash & cash equivalents                       (21,204)        --

    Net (decrease) increase in cash and cash
       equivalents                                     3,283    (307,813)

    Cash and cash equivalents at the beginning
       of the period                                   9,911     268,058
    Cash and cash equivalents at the end of
      the period                                   $  13,194   $ (39,755)
                                                     =======     =======


             SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM
                 CONSOLIDATED FINANCIAL STATEMENTS.

iCALL SYSTEMS, INC. - Notes to Unaudited Interim Consolidated Financial
Statements
(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(A) SUMMARY OF OPERATIONS
iCALL Systems, Inc. (the "Company" or "iCALL"), was incorporated in the State of Nevada in 1998, originally under the name of Altrex, Inc. The Company, subsequent to a reverse acquisition with a Singapore company, The Internet CallCentre Pte Ltd., in January 2001, changed its name to iCALL Systems, Inc. As a result of the reverse acquisition, the Company now owns 100% of the outstanding shares in its Singapore subsidiary.
iCALL is a leading service provider that facilitates real-time sales and customer service for companies doing business on the Internet. We offer our proprietary real-time interaction customer service. We currently generate revenue from the sale of our iCall service, which enables our clients' users to communicate directly with our operators via text-based chat, and related professional services. We can respond to Internet user inquiries in real- time, and can thereby enhance their Internet users' online shopping experience.
The Company generates revenues from the sale of the customer service.
(B) UNAUDITED INTERIM CONSOLIDATED FINANCIAL INFORMATION
The accompanying interim consolidated financial statements as of June 30, 2001 are unaudited. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of iCALL as of June 30, 2001 and the consolidated results of operations and cash flows for the interim periods ended June 30, 2001 and 2000. The financial data and other information disclosed in these notes to the consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The balance sheet at December 31, 2000 has been derived from audited financial statements at that date.
The consolidated financial statements include the accounts of the Company and all of its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates.

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

The Company also records revenue based upon a monthly fee charged for the service, provided that no significant Company obligations remain and collection of the resulting receivable is probable. The Company recognizes monthly service revenue fees as services are provided. The Company's service agreements typically have termination date and are terminable by either party upon 30 days notice without penalty.

(G) FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, accounts receivable and accounts payable. At December 31, 2000, the fair value of these instruments approximated their financial statement carrying amount because of the short-term maturity of these instruments. At June 30, 2001, the Company has write-off doubtful debts of US $48,000. This is in line with the Company's new policy to write off any accounts receivable that is 90 days past due.

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

(2) BALANCE SHEET COMPONENTS

Property and equipment is stated at cost and is summarized as follows:

                                                June 30,  December 31,
                                                  2001          2000
                                                ---------    ----------
Computer equipment and software                 $ 247,552     $ 242,337
Leasehold improvements                             64,211        68,059
                                                  -------       -------
                                                  311,763       310,396
Less: accumulated depreciation                    119,008        72,992
                                                  -------       -------
  Total                                         $ 192,755     $ 237,404
                                                  =======       =======

(3) CAPITALIZATION

The Company had 75,000,000 shares of common stock authorized, and no shares in preferred stock authorized, as of December 31, 2000.
In January 2001, a majority vote by the Board of Directors and shareholders of iCALL Systems, Inc. approved the reverse acquisition of The Internet CallCentre Pte. Ltd. a Singapore corporation, whereby iCALL issued 6,500,000 shares of its common stock in exchange for all of the issued and outstanding shares of The Internet CallCentre Pte Ltd. As a result thereof, The Internet CallCentre Pte. Ltd. then became a wholly-owned subsidiary of iCALL.

(4) COMMITMENTS AND CONTINGENCIES

In April 2001, the Company entered into another convertible loan agreement for the amount of US $100,000. It is due and payable 6 months from the date of the loan agreement. It carries simple interest of 6% per year, and interest is payable quarterly and due on or before the 5th day of the first month of each quarter. If the borrower at any time prior to the due date makes a principal payment, 10 days written notice has to be given to the lender. The lender shall have the option to either accept cash payment or demand the conversion of common shares. At the due date, the lender has an option to convert the principal and any interest if chosen by lender. It will be convertible into restricted common shares of the borrower at a conversion price equal to the lesser of 75% of the average closing price of iCALL shares for the 5 trading days or US $1.25 per share, at the option of the lender. In the event of a default, interest will continue to accrue on the total amount then due at an annual interest rate of 12%. The lender will also be entitled to a collection fee in the amount of US $10,000 and all reasonable attorneys' fees in respect thereof.
In June 2001, the Company entered into another convertible loan agreement for the amount of US $35,000. It is due and payable 6 months from the date of the loan agreement. It carries simple interest of 6% per year, and interest is payable quarterly and due on or before the 5th day of the first month of each quarter. If the borrower at any time prior to the due date makes a principal payment, 10 days written notice has to give to the lender. The lender shall have the option to either accept cash payment or demand the conversion of common shares. At the due date, the lender has an option to convert the principal and any interest if chosen by lender. It will be convertible into restricted common shares of the borrower at a conversion price equal to the lesser of 75% of the average closing price of iCALL shares for the 5 trading days or US $1.25 per share, at the option of the lender. In the event of a default, interest will continue to accrue on the total amount then due at an annual interest rate of 12%. The lender will also be entitled to a collection fee in the amount of US $10,000 and all reasonable attorneys' fees in respect thereof.

(5) SUBSEQUENT EVENTS

The Company's Board of Directors, at a special meeting held on July 24, 2001, approved the acquisition of privately held 1st Call Pte Ltd, a Singapore-based call center provider of outsourced customer interactive services in Asia, for expansion of the Company's call center facilities and telephony expertise in preparation for planned USA call center acquisitions. 1st Call provides its clients a range of inbound/outbound telephony, Internet interactive chat, email and technical help desk services. The 1st Call client list includes Cisco Systems, Hewlett-Packard, MCI WorldCom Asia, Microsoft Singapore, and Oracle Singapore.
The Company announced that it had completed the 1st Call acquisition on July 30, 2001. The functional currency for 1st Call is the Singapore dollar. Under terms of the acquisition agreement (which does not contain a cash component), 1st Call stockholders receive shares of iCALL Systems common stock in exchange for 100% of the assets and businesses of 1st Call, which includes a state-of-the-art, 81-seat telephony call center. This transaction was accounted for under the purchase method of accounting and, accordingly, all the on-going contracts of 1st Call will be assigned in the Company's consolidated results of operations from the date of acquisition.

The purchase price was US $1.1 million, which included the issuance of 478,261 shares of the Company's common stock valued at US $2.30 per share. Of the 478,261 shares issued, 334,926 are issued to the secured creditor for taken over the Note Receivable. At the same time, the Board of Directors have approved to write-off the Note Receivable from 1st Call. The purchase price in excess of the fair value of the net tangible liabilities assumed, in the amount of US $152,000 was allocated to goodwill and intangible assets and is being amortized on a straight-line basis over an expected period of benefit of three years.
The allocation of the purchase price in connection with the 1st Call acquisition is as follows:

  Current assets, primarily receivables                  $   770,000
  Property and equipment                                     178,000
  Goodwill and other intangible assets                       152,000
                                                             -------
                                                         $ 1,100,000
                                                           =========

The Company appointed Mr. Seah Chin Tiong, Co-founder and Managing Director of 1st Call Pte Ltd, to the position of Managing Director of iCALL Systems, Inc. Asia Pacific operations.

Mid-way through the third quarter, the Company had successfully merged 1st Call into the operations and location of its Singapore-based wholly-owned subsidiary, The Internet CallCentre Pte Ltd.

The Company raised US $105,000 through a private placement equity offering of restricted stock. The offering price was US $1.50 per share. The Company issued 70,000 common shares to the investors. The current management has also reduced debt accumulated by its Singapore subsidiary, The Internet CallCentre Pte Ltd, by US $ 33,838.33 by negotiating share for debt settlements with the majority of its Singapore creditors. The current management has also negotiated a reduction of salaries and bonuses due to the former senior management by US $49,000. The Company has also paid the Central Provident Fund Board the sum of US $41,000 for employee social security payments.

During the third quarter, the Company has written off an investment in Synerigizeasia.com of US $75,621. Synerigizeasia.com was not able to secure further funding for its operation and has decided to close down the company. During the third quarter the Company has written off its investment in DCB Holdings Pte Ltd of US $203,569 (even though DCB Holdings Pte Ltd is still operational, the Company could not confirm the current value of its original investment).

During the third quarter, the Company has written off US $48,312 Provision of Doubtful Debt. (This is in line with the Company's new policy to write off any account receivable that is 90 days past due.)

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

OVERVIEW

During this quarter, the Company appointed a new CEO and President, Mr. Marc Crimeni,and made the announcement on April 30, 2001.

A resident of Vancouver, British Columbia, Canada, Mr. Crimeni began in technology as a computer programmer in 1976. During his 25 year career in the computer and information technology industry, Mr. Crimeni has focused on the sales and marketing of high-tech products, specializing in international marketing. He has been instrumental in the growth of several of North America's software companies, including Sydney Development Corporation, Consumer Software Inc., Inetco Systems Ltd. and Microsoft Corporation of Redmond, Washington.

At Consumer Software, Inc. (CSI), a Canadian company that was a pioneer of LAN-based email, Mr. Crimeni was responsible for dealer distribution and he negotiated agreements in 22 countries - resulting in a ten-fold increase in the distribution run rate. He had an active role in CSI becoming one of the largest Canadian software companies ever acquired by Microsoft. Later, he accepted a position with Microsoft where he continued to represent the international distribution channel for Microsoft Electronic Mail. He conducted business in over 60 countries, establishing distributors, dealers and resellers, and subsequently developed strong global contacts and experience to draw upon.

Prior to joining iCALL Systems, Inc., Mr. Crimeni served as President and CEO of eduverse.com, a Vancouver-based technology company engaged in the business of developing and marketing interactive multimedia educational software programs. The company's principle markets were Asia, North America and Latin America.

Prior to eduverse.com, Mr. Crimeni was the founding Vice President of Sales & Marketing at InMedia Presentations Inc., a Canadian company that was a pioneer in providing software for digital cameras. The Company successfully negotiated software bundling agreements with companies such as Casio, Nikon and Olympus.

Prior to InMedia, Mr. Crimeni was the Manager of International Sales for Inetco Systems Ltd., a Vancouver-based software company specializing in enterprise-wide communications and protocol switching for Fortune 500 companies. He provided communications solutions for numerous global corporations and institutions including Siemenns Nixdorf and the Bank of China. He was also responsible for deployment of Inetco's communications software that enabled the Hong Kong Stock Exchange to launch online trading.

The Company has also appointed a new Board of Directors and established new, clear business strategies and principles relating to business development, operating efficiency, managerial tasks, product and services pricing, debt reduction and investor relations. The Board has begun implementing its business approach to running the Company by reshaping its corporate structure.

The Company's management has implemented a strategic plan for rapid growth. By leveraging its highly skilled, low cost Pan Asia based work force, the Company has identified an excellent opportunity to acquire USA based call centers and increase their profitability by 300 to 400 %. In the service industry, labor is the largest operational cost. The average USA based call center is spending between 60% to 70% of its operating costs on labor. The Company, by redirecting the call traffic to its network of Pan Asia sales assistants, can provide the same or greater level of service for less than 1/3 the cost. The Company has already identified potential acquisition targets whose corporate profiles meet its requirements. The Company's plan is to acquire two call centers during the third and fourth quarters and it anticipates that these initial two acquisitions will make it profitable in fiscal 2001.

The Company announced the launch of its North American and global Value Added Reseller (VAR) program to rapidly expand the Company's market share and revenues by partnering with corporations currently servicing the interactive ecommerce community. The VAR program includes large and small resellers who have an intimate knowledge of the ecommerce landscape in their regions and are focused on increasing revenues from their existing customer base by offering live online sales assistance in partnership with the Company. Resellers for the Company's turnkey solutions include corporations that develop interactive ecommerce sites (web site developers), corporations that provide credit card transaction services (e-merchant services) and corporations that host ecommerce sites (data centers).

The Company's launch into the North American and global eCRM market is fuelled from its success in Southeast Asia where the Company has signed contracts with large government and corporate customers, including the Government of Singapore, Suntec City, ZingASIA (Asia's premier leisure and travel Internet portal), The Holiday Inn Singapore and Samsung Electronics.

The Company believes that it has the foundation for global expansion, with representation in two of the major markets of the world - Western Hemisphere and Asia/Pacific. It expects to continue to pursue expansion through a combination of acquisitions and internal development, although there is no guarantee that it will be able to carry out the expansion as planned.

Since the Company's inception, it has financed its operations principally through cash generated by convertible loans. During the second quarter of 2001, the Company raised US $135,000 through such loans. The Company also continued its pursuit and selection of private placement funding.

The Company maintains a cash balance that it believes will not sustain operations into the third quarter of 2001. The Company continues to explore all possibilities in securing financing sufficient to sustain operations, complete the launch of its Value Added Reseller (VAR) program, and proceed with call center acquisitions. The losses through the quarter ended June 30, 2001 were due to minimal revenue and the Company's operating expenses, with the majority of expenses in the areas of: salaries, legal fees, and consulting fees. The Company faces considerable risk in completing each of its business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product and services rollout; a lack of interest in its solutions in the market on the part of ecommerce companies, resellers of the Company's VAR program or other customers; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, the Company would be forced to rely on its existing cash in the bank or secure short-term loans. This may hinder the Company's ability to complete its product and services development until such time as necessary funds could be raised. In such a restricted cash flow scenario, the Company would delay all cash intensive activities including certain product development and strategic initiatives described above.

REVENUE

With respect to the iCall service, our clients pay us an initial non-refundable set-up fee, as well as a monthly fee for each seat. Our set-up fee is intended to recover certain costs incurred by us (principally customer service, training and other administrative costs) prior to deployment of our service. Such fees are recorded as deferred revenue and recognized over a period of 2 months. As a result of recognizing set-up fees in this manner, combined with the fact that we have more seats on an aggregate basis than clients, in 2000 and the six months ended June 30, 2001, revenue attributable to our monthly service fee accounted for 99% and 89.4%, respectively, of total iCall service revenue. We do not charge an additional set-up fee if an existing client adds more seats. We recognize monthly service revenue fees and professional service fees as services are provided.

OPERATING EXPENSES

Our cost of revenue associated with programming activity consisted primarily of the personnel expenses associated with the iCall services. Since March 2000, our cost of revenue has principally been associated with the iCall service and has consisted of:

  - compensation costs relating to employees who provide customer service to our clients, consisting of twelve people at December 31, 2000 and eight people at June 30, 2001;

  - the cost of supporting our infrastructure, including expenses related to leasing space and connectivity for our services, as well as depreciation of certain hardware and software. Our sales and marketing expenses consist of compensation and related expenses for sales personnel and marketing personnel, consisting of four people and four people for the year of December 31, 2000 and June 30, 2001 respectively, allocated related overhead, advertising, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting and human resources personnel, consisting of two people for both December 31, 2000 and June 30, 2001, allocated related overhead, professional fees, provision for doubtful accounts and other general corporate expenses.

NON-CASH COMPENSATION EXPENSES

In May 2000, the Company had entered into a rental agreement with the landlord Suntec City Development Pte Ltd. The lease is for two years and the monthly rental was SGD $55,548, of which SGD $9,258 is paid in cash. The balance is paid by equity and the shares are fully issued.

RESULTS OF OPERATIONS

Due to the phasing out of our programming services and our limited operating history, we believe that comparisons of our second quarter 2001 and 2000 operating results with those of prior periods are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUE. Total revenue increased to US $80,000 in the six months ended June 30, 2001, from US $54,000 for the six months ended June 30, 2000. In the second quarter of 2000, the Company had just generated revenue due to the fact that it had only just started to operate and explore the market. All of the revenue in 2001 was from the iCall service. We can provide no assurance that we will achieve similar growth, if at all, in future periods.

COST OF REVENUE. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients. Cost of revenue
decreased to US    $58,000 in the six months ended June 30, 2001, from US
$65,000 in the comparable period in 2000. This decrease was primarily attributable to the fact that lesser call agents had employed in 2001.

SALES AND MARKETING. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations and trade show exhibit expenses. Sales and marketing expenses increased to US $56,000 in the six months ended June 30, 2001, from US $137,000 in the comparable period in 2000. The expense has decreased due to the Company has reduced the advertising, travel and trade show exhibit expenses. Our sales and marketing headcount has increased from three people at the end of June 30, 2000 to four people at June 30, 2001.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting and human resources personnel, rental expense, and connectivity for our services, as well as depreciation of hardware and software. General and administrative expenses increased to US $872,000 in the six months ended June 30, 2001 from US $707,000 in the comparable period in 2000. This increase was due primarily to Provision of Doubtful Debts, write down of investment and expense for fund raising activities.
The Company also decreased the number of employees, which reduced to sixteen people at June 30, 2001 from twenty-nine at June 30, 2000, and reduced the professional fees and the wages for senior management. However, these cost saving measures were not significant enough to offset the expense increases for the Company's fund raising activities, the one-time write off of its investment in Synerigizeasia and DCB Holdings Pte Ltd, and its Provision of Doubtful Debts write off.

OTHER INCOME. Interest income was US $10,000 at the ended June 30, 2001 from US $561 in the comparable period in 2000. The increased in other income is mainly due to rental income.

NET LOSS. Our net loss decreased to US $836,000 for the six months ended June 30, 2001, respectively, from US $855,000, respectively, for the comparable periods in 2000.

We cannot provide assurance that we can keep the current expense level. Consequently, we believe that period-to-period comparisons of our operating results may not be meaningful and, as a result, they should not be relied upon as an indication of future performance.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations principally through cash generated by convertible loans. Through June 30, 2001, we have raised a total of US $475,000 in such loans.

Net cash used in operating activities was US $475,000 for the six months ended June 30, 2001 and consisted primarily of net operating losses, decreased in accounts payable and accrued expenses. Net cash used in operating activities was US $190,000 for the three months ended June 30, 2000 and consisted primarily of net operating losses.

Net cash used in investing activities was US $0 in the three months ended June 30, 2001. Net cash used in investing activities was US $190,000 for the three months ended June 30, 2000 and was due to the purchase of fixed assets and capitalized software.

Net cash provided by financing activities was US $0 for the three months ended June 30, 2001. Net cash provided by financing activities was US $72,000 for the three months ended June 2000 and was primarily attributable to proceeds from a private offering and the resultant sale of common shares. As of June 30, 2001, our principal commitments consisted of US $5,000 due per month under office operating leases. We do not anticipate an increase in capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel.

We have incurred significant net losses and negative cash flows from operations. In fiscal year 2000, the Company has decided a one-time write off of the entire Non-Cash Intellectual Property of US $7.2million. As of June 31, 2001, the Company had an accumulated deficit of US $9.3 million. These losses have been funded primarily through the issuance of common stock in our initial private offering and convertible loans. We intend to continue to invest heavily in sales, marketing, promotion, technology and infrastructure development as we grow and when the fund is raised. As a result, we expect to continue to incur operating losses and negative cash flows for the foreseeable future.

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

        None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) All exhibits required to be filed herein are incorporated by reference to Registrant's Form 10-SB, previously filed with the Commission on May 24, 1999.

(b) The Company filed the following reports on Form 8-K during the three months ended June 30, 2001.

(1) Form 8-K/A, filed on April 11, 2001. Announced the resignation of the Company's former accountant.

(2) Form 8-K, filed on May 8, 2001. Announced changes to the Company's Officers and Directors.

(3) Form 8-K/A filed on May 24, 2001. Presented the Company's yearend 2000 financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICALL SYSTEMS, INC.

    Dated: August 29, 2001                    /s/ Marc Crimeni
                                              ----------------
                                                  Marc Crimeni
                                                  President