Form 10-Q/A
period 2001-06-30
ICALL SYSTEMS INC /NV/
filed 2001-09-18
CIK 1072988

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                              FORM 10-QSB/A
                             AMENDMENT NO. 1

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
                                          ==========      ==========


         SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS.

                           ICALL SYSTEMS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               UNAUDITED


                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                       -------------------
                                                        2001         2000
                                                       ------       ------
-
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                       $(836,624)   $(854,815)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
          Depreciation                                46,016      187,817

CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Accounts receivable                              (22,856)     (51,941)
    Prepaid expenses and other current assets        173,631       10,195
    Accounts payable and accrued expenses           (183,634)     104,065
                                                     -------      -------
Net cash used in operating activities               (777,755)    (604,679)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment             (36,317)     (288,676)
    Purchase of intellectual properties                  --      (123,909)
    Sell of investment                              285,836           --
                                                    -------      --------
Net cash used in investing activities               249,519      (412,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock      106,098       931,422
    Net proceeds from convertible loan              475,000           --
                                                    -------       -------
Net cash provided by financing activities           581,098       931,422

Effect of foreign exchange rate changes on
    Cash & cash equivalents                         (39,865)          --

Net (decrease) increase in cash and cash
    equivalents                                      52,862       (85,822)

Cash and cash equivalents at the beginning
    of the period                                       197        46,323

Cash and cash equivalents at the end of
    the period                                   $   13,194    $  (39,499)
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

ICALL SYSTEMS, INC.

    Dated: September 17, 2001                 /s/ Marc Crimeni
                                              ----------------
                                                  Marc Crimeni
                                                  President