Form 10-Q
period 2001-09-30
ICALL SYSTEMS INC /NV/
filed 2001-12-03
CIK 1072988

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                              FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

             For the quarterly period ended SEPTEMBER 30, 2001

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

As of September 30, 2001 there were 5,346,926 shares of the Issuer's common stock outstanding.





                                    INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2001
    (unaudited) and December 31, 2000................................  3

  Unaudited  Statements of Operations for the nine
    months ended September 30, 2001 and 2000
and the three months ended September 30, 2001 and 2000...............  4

  Unaudited  Statements of Cash Flows for the nine
    months ended September 30, 2001 and 2000.......................... 5

  Notes to Unaudited Interim  Financial Statements.................... 6

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

ITEM 5.  OTHER INFORMATION........................................... 16

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K............................. 16

         EXHIBITS.................................................... 16

         REPORTS ON FORM 8-K......................................... 16

         SIGNATURES.................................................. 16
                             iCALL SYSTEMS, INC.
                            (formerly Altrex Inc.)
                        (a development stage company)
                              BALANCE SHEETS
                                (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

                                                  SEPTEMBER 30,  DECEMBER 31,
                                                     2001           2000
                                                  ---------------------------
                                 ASSETS
CURRENT
  Cash and cash equivalents                       $     5,814    $         -
  Prepaid expenses                                      1,929              -
                                                  ---------------------------
                                                        7,743              -
ADVANCES TO THE INTERNET CALL
  CENTRE PTE LTD (Note 3)                                   1              -
FIXED ASSETS (Note 4)                                 158,391              -
GOODWILL (Note 4)                                     559,000              -
                                                  ---------------------------

                                                  $   725,135    $         -
                                                  ===========================

                 LAIBILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued
    liabilities                                   $    43,262    $         -
  Convertible notes payable (Note 5)                  525,000              -
                                                  ---------------------------
                                                      568,262              -

COMMITMENTS AND CONTINGENCIES (Notes 1 and 8)

STOCKHOLDERS' EQUITY
  Capital stock (Note 6)
    Authorized:
      75,000,000 common shares with
        $0.001 par value
    Issued and outstanding: 5,346,926 (December
      31, 2000 - 25,000,000)                              847          2,500
  Additional paid-in capital                          509,042          5,000
  Obligation to issue shares                          369,502              -
  Deficit accumulated during the
    development stage                                (722,518)        (7,500)
                                                  ---------------------------
                                                      156,873              -
                                                  ---------------------------

                                                  $   725,135    $         -
                                                  ===========================

  The accompanying notes are an integral part of these interim statements.

                              iCALL SYSTEMS, INC.
                            (formerly Altrex Inc.)
                        (a development stage company)
                      INTERIM STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                                  October 20,
                                                                     1999
                          Three months         Nine months        (inception)
                             ended                ended               to
                          September 30,        September 30,    September 30,
                       2001         2000      2001      2000         2001
                       ------------------------------------------------------
EXPENSES
 Accounting & legal $   1,537 $        - $  15,495 $       -      $   15,495
 Consulting            23,017          -    53,280         -          53,280
 General/admin.         8,197          -     9,969         -          17,469
 Interest              11,285          -    21,072         -          21,072
 Investor relations    20,545          -    31,479         -          31,479
 Travel                18,174          -    51,224         -          51,224
 Write-down of
   advances (Note 3)  136,500          -   532,499         -         532,499
                      -------------------------------------------------------
NET LOSS FOR THE
  PERIOD            $(219,255) $       - $(715,018) $      -      $ (722,518)
                     --------------------------------------------------------

BASIC NET LOSS
  PER SHARE         $   (0.04) $   (0.00)$   (0.04) $  (0.00)
                     ----------------------------------------

WEIGHTED AVERAGE
  COMMON SHARES
  OUTSTANDING       5,274,116 25,000,000 17,913,153 25,000,000
                    ==========================================






  The accompanying notes are an integral part of these interim statements
                             iCALL SYSTEMS, INC.
                           (formerly Altrex Inc.)
                        (a development stage company)
                      INTERIM STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                             October 20, 1999
                                         Nine months ended    (inception) to
                                           September 30,       September 30,
                                       2001            2000        2001
                                       --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss for the period               $(715,018)    $    -        $(722,518)
 Adjustments to reconcile net loss
   to net cash used:
    - accrued interest on
        convertible notes                 21,072          -           21,072
    - write-down of advances (Note 3)    532,499          -          532,499
    - prepaid expenses                    (1,929)         -           (1,929)
    - accounts payable                    22,190          -           22,190
                                       --------------------------------------
CASH USED IN OPERATING ACTIVITIES       (141,186)         -         (148,686)
                                       --------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Advances to Internet CallCentre
   Pte Ltd.                             (532,500)         -         (532,500)
                                       --------------------------------------
CASH FLOWS FROM (USED IN) INVESTING
 ACTIVITIES                             (532,500)         -         (532,500)
                                       --------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from convertible notes
   payable                               525,500          -          525,500
 Proceeds from subscription of
   common shares                         154,500          -          162,000
                                       --------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES     679,500          -          687,000
                                       --------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS      5,814          -            5,814
                                       --------------------------------------

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                           -          -                -
                                       --------------------------------------

CASH AND CASH EQUIVALENTS -
 END OF PERIOD                         $   5,814          -       $    5,814
                                       ======================================


During the period the Company agreed to issue 478,261 shares of common stock in exchange for all of the business assets of 1st Call. Refer to Note 4.


  The accompanying notes are an integral part of these interim statements.

                              iCALL SYSTEMS, INC.
                            (formerly Altrex Inc.)
                         (a development stage company)
                     NOTES TO IMTERIM FINACIAL STATEMENTS
                                 (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

iCall Systems Inc. was incorporated as Altrex Inc. on October 20, 1998, under the laws of the State of Nevada. The Company changed its name to iCall Systems Inc. on January 22, 2001.

The Company is in its development stage and to date its activities have been limited to capital formation and investigating business opportunities. By agreement dated July 30, 2001 the Company acquired the business and assets of 1st Call Pte Ltd., a Singapore-based call centre provider. The Company plans to engage in the strategic combining of internet call centre providers into a larger organization, or network, which can effectively compete with regional and national service providers.

By agreement dated November 22, 2000 between the Company and the shareholders of The Internet Call Centre Pte Ltd. ("ICCP") the Company agreed to acquire all the issued and outstanding shares of ICCP in exchange for the issuance of 6,500,000 restricted common shares, subject to certain conditions and completion of due diligence. ICCP is a private Singapore company, which is facilitating real-time sales and customer service for companies doing business on the Internet. During 2001 the Company advanced a total of $532,500 to ICCP to develop its business, however, as the Company subsequently determined not to proceed with this acquisition, the agreement was not consummated and the share exchange did not occur. During October 2001 the parties mutually agreed to formally rescind the November 22, 2000 acquisition agreement. As a result the Company never legally owned the shares of ICCP. Accordingly the Company is in the process of preparing amended first and second quarterly filings for 2001 to reflect this rescission and as such the September 30, 2001 filing on form 10Q-SB should be read in conjunction with the amended filings on form 10Q-SB for the periods ended March 31, 2001 and June 30, 2001.

The interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2001 the Company has a working capital deficiency of $560,519 and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on its ability to obtain additional financing, settling its outstanding debts and ultimately to attain profitable operations.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the periods that the financial statements are prepared. Actual amounts could differ from these estimates.

Cash and cash equivalents
Cash and cash equivalents consists of cash on deposit and highly liquid short-term interest bearing securities with maturities at the date of purchase of three months or less.

Fixed assets
Fixed assets are recorded at cost. Depreciation is computed at the following rates over the estimated useful lives of the assets:

     Computer equipment                    30% declining balance
     Furniture and fixtures                20% declining balance
     Office equipment                      20% declining balance

Goodwill and other intangible assets
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. Under this new standard, goodwill and other indefinite-lived assets will not be amortized, but will be reviewed for impairment annually.

The Company has adopted the provisions of SFAS 142 for acquisition of goodwill and other intangible assets after June 30, 2001. The adoption of SFAS 142 has no impact on the results of operations for any periods previously reported.

Financial instruments
The Company's financial instruments include cash and cash equivalents, accounts payable and capital lease obligations. The fair values of these financial instruments approximate their carrying values. Management believes that the fair value of the debt approximates its carrying value.

Net Loss per Common Share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. The accompanying presentation is only of basic loss per share as the potentially dilutive factors are anti-dilutive to basic loss per share.

Foreign currency transactions
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates that prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year.
Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Income taxes
The Company follows the liability method of accounting for income taxes whereby future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain.

Stock-based compensation
The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and complies with the disclosure provisions of Statement of Financial Accounting Standard
No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Impairment of long-lived assets
The Company reviews the carrying amount of capital assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the assets held.


NOTE 3 - ADVANCES TO ICCP

During 2001 the Company made non-interest bearing advances to ICCP in anticipation of an acquisition. Due to the uncertainty of recovery of these advances, the Company has made an impairment provision resulting in a loss of $532,499 for the nine months ended September 30, 2001. In accordance with the terms of the rescission agreement, ICCP has agreed to issue 311,842 shares of preferred "A" stock of ICCP to the Company in settlement of these advances.


NOTE 4 - ACQUISITION OF BUSINESS ASSETS OF 1st CALL PTE LTD.

On July 30, 2001 the Company acquired all of the business assets of 1st Call Pte Ltd. ("1st Call"), a Singapore-based call centre provider of outsourced customer interactive services in Asia, in exchange for 478,261 shares of restricted common stock of the Company valued at $1.50 per share for a purchase price of $717,391.

The business combination has been accounted for using the purchase method of accounting. The purchase price has been allocated as follows:

     Assets acquired at fair value
        Fixed assets                         $ 158,391
        Goodwill and other intangibles         559,000
                                               -------

     Purchase price                          $ 717,391
                                               =======

During the period the Company issued 334,926 shares in connection with this acquisition. The remaining 143,335 shares have not been issued and have been recorded as an obligation to issue shares totalling $215,002. Refer to Note 6.

In accordance with the provisions of SFAS 142, goodwill will be reviewed annually for impairment.

The business operations and assets of 1st Call were initially integrated with the operations of ICCP. During the fourth quarter the assets and operations were relocated to separate premises as part of the terms of the ICCP rescission. Accordingly, no revenue or expenses relating to the operations of 1st Call have been included in the third quarter financial statements.


NOTE 5 - CONVERTIBLE NOTES PAYABLE

During the period the Company signed convertible notes in the amount of $440,000 with Update Ltd. ("Update"). The notes bear simple annual interest at 6%, with principal and interest due by March 29, 2002. The notes give Update the option of converting into restricted common shares at a conversion price equal to the lesser of 75% of the average closing price for the five trading days prior to conversion or $1.25 per share. In the event of a default, (interest not paid or debenture not paid at maturity) interest will continue to accrue on the total amount then due at an annual interest rate of 12% plus a collection fee of $10,000.

Also during the period the Company signed a convertible notes for an additional $85,000 with Update ($35,000 on June 19, 2001 and $50,000 on July 1, 2001). These notes have ten-month terms from the funding date with simple annual interest at 6%, payable monthly. The notes give Update the option of converting into restricted common shares at a conversion price equal to the lesser of 60% of the average closing price for the five trading days prior to conversion or $1.25 per share. In the event of a default, (interest not paid or debenture not paid at maturity) interest will continue to accrue on the total amount then due at an annual interest rate of 12% plus a collection fee of $10,000.

All of the notes contain a restriction on future financings that the Company shall not issue common stock for a price of less than $1.50 without the written permission of the Lender for as long as any principal remains outstanding.

Refer to Note 9.


F-8
NOTE 6 - CAPITAL STOCK

During the period ended September 30, 2001, changes in capital stock were as follows:

                                                     Additional
                                                      Paid-in
                                 Number    Amount     Capital       Total
                             ---------------------------------------------
Issued to founders at
 inception                    2,000,000  $  2,000    $  (2,000)   $      -
Issued for cash at $0.015       500,000       500        7,000       7,500
                             ---------------------------------------------
Balance, December 31, 1998
 and 1999                     2,500,000     2,500        5,000       7,500

Forward stock split
 10 for 1                    22,500,000         -            -           -
                             ---------------------------------------------
Balance, December 31, 2000   25,000,000     2,500        5,000       7,500

Returned to treasury and
 Cancelled                  (19,988,000)   (1,988)       1,988           -
Issued in exchange for
 acquisition (Note 4)           334,926       335      502,054     502,389
                            ----------------------------------------------

Balance, September 30,
 2001                         5,346,926  $    847    $ 509,042   $ 509,889
                            ==============================================

During the period the Company received cash or other consideration for shares in the Company, which were not issued by September 30, 2001 as follows:

                                                         Number      Amount
                                                         -------    -------
   Private placement for cash at $1.50 per share         110,000    $165,000
   Finders fee on private placement                            -     (10,500)
   To be issued for acquisition of business assets at
     $1.50 per share (Note 4)                            143,335     215,002
                                                         -------------------

   Obligation to issue shares                            253,335     369,502
                                                         ===================

Subsequent to period end, 110,000 of these shares were issued in conjunction with the private placements.


NOTE 7 - RELATED PARTY TRANSACTIONS

During the period consulting fees totalling $53,280 were paid to three officers and directors of the Company.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

Interest rate risk exposure
The Company has limited exposure to any fluctuation in interest rates.

Foreign exchange risk
The Company is subject to foreign exchange risk for sales and purchases denominated in foreign currencies. Foreign currency risk arises form the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. The Company does not actively manage this risk.


NOTE 9 - SUBSEQUENT EVENTS

On October 3, 2001, the Company signed a convertible note for $40,000 with Update. The note has a ten-month term from the funding date with simple annual interest at 6%, payable monthly. The note gives Update the option of converting into restricted common shares at a conversion price equal to the lesser of 60% of the average closing price for the five trading days prior to conversion or $1.25 per share. In the event of a default, (interest not paid or debenture not paid at maturity) interest will continue to accrue on the total amount then due at an annual interest rate of 12% plus a collection fee of $15,000. Further, the Company pledged all of the assets as collateral for the loan. The Company also agreed to file a General Securities Agreement ("GSA"), or GSA-equivalent, to register this security claim.

OVERVIEW

The Company offers an integrated suite of Customer Relations Management (CRM) services, including Internet and telephony turnkey communications solutions, to corporations and provides them with the ability to experience increased customer retention, revenue and profitability.
Equipped with the latest in telephony and computer technologies, the Company provides all forms of customer contact and interaction services - ranging from telephone, fax and email management, to live interactive sales assistance using VoIP, text chat, co-web browsing and customer self-service - from a single source, backed by a sophisticated knowledge base.
The Company intends to acquire and invest in companies involved the CRM and electronic Customer Relations Management (eCRM) industry.
By agreement dated November 22, 2000 between the Company and the shareholders of The Internet Call Centre Pte Ltd ("ICCP") the Company agreed to acquire all the issued and outstanding shares of ICCP in exchange for the issuance of 6,500,000 restricted common shares, subject to certain conditions and completion of due diligence. ICCP is a private Singapore company, which is facilitating real-time sales and customer service for companies doing business on the Internet. During 2001 the Company advanced a total of $532,500 to ICCP to develop its business, however, as the Company subsequently determined not to proceed with this acquisition, the agreement was not consummated and the share exchange did not occur. During October 2001 the parties mutually agreed to formally rescind the November 22, 2000 acquisition agreement.

The Company was assigned the accounts receivables of The Internet CallCentre Pte Ltd on October 26, 2001 of approximately $70,000 as part of the rescission agreement and will recognize those accounts receivables in the fourth quarter.

On July 30, 2001, the Company purchased the assets of privately held 1st Call Pte Ltd, an 81 seat Singapore based call center provider of outsourced call center services in Asia, in exchange for 478,261 shares of restricted common stock of the Company valued at $1.50 per share for a purchase price of $717,391.

This acquisition established the Company's call center facilities and telephony expertise in Asia to service clients in preparation for planned USA call center acquisitions. 1st Call provides its clients a range of inbound/outbound telephony, Internet interactive chat, email and technical help desk services. The 1st Call client list includes Cisco Systems, Hewlett-Packard, MCI WorldCom Asia, Microsoft Singapore, and Oracle Singapore.

The business operations and assets of 1st Call were initially integrated with the operations of ICCP. During the fourth quarter the assets and operations were relocated to separate premises as part of the terms of the ICCP rescission. Accordingly, no revenue or expenses relating to the operations of 1st Call have been included in the third quarter financial statements.

On November 1, 2001 iCALL Systems formed a new Singapore subsidiary called inCall Systems Pte Ltd and secured new office premises. The Company has moved all the assets of 1st Call Pte Ltd into the new office premises to operate under the name of inCall. Mr. Chin Tiong Seah, who was managing director of 1st Call, will be the managing director of inCall Systems. All of the 1st Call permanent staff have accepted employment with inCall Systems. All of the existing contracts and customers of 1st Call been have transferred to over to inCall Systems. Additionally, certain accounts of the Internet CallCentre have also elected to transfer their business to the services of inCall Systems.

Hewlett-Packard Strategic Alliance

On September 6, 2001, the Company signed a 4-year strategic alliance agreement with Hewlett-Packard Sales (Malaysia) Sdn Bhd ("HP"). Under the terms of the agreement, HP Services Division will provide its clients with the Company's integrated suite of Internet customer service solutions and will incorporate the Company's capabilities into HP's Customer Interaction Centers. HP has also committed to contract the Company to provide first level technical support for HP products sold in Malaysia, which will generate immediate revenue for the Company. In addition the HP agreement will provide the Company with facility space, computer and office equipment, and a ready to operate call center located in the HP data center building in Malaysia. The Company will provide technology, processes and management staff to operate the call center.

Additionally HP has agreed to contract the Company to handle level 1 support calls for HP products sold in Malaysia.

In this quarter the Company has aligned itself with several strategic partners. The Company believes that the achievements during the third quarter are expected to produce significant revenues. However, the Company must continue to invest in growth, infrastructure and sales and marketing. As a result the Company expects to continue to incur operating losses through 2001. Profitability is projected for the second quarter of 2002, but there can be no assurance that the Company will achieve profitability or, if profitability is achieved, that it will be sustained.

In the nine months ending September 30, 2001 the Company has financed its operations principally through cash generated by convertible loans. During the third quarter of 2001, the Company raised US $50,000 through such loans. The Company also continued its pursuit and selection of private placement funding. During the third quarter, the Company raised net of fees US $154,500 through such private placements.

The Company maintains a cash balance that it believes will not sustain operations into the fourth quarter of 2001. The Company continues to explore all possibilities in securing financing sufficient to sustain operations, complete the launch of its Value Added Reseller (VAR) program, and proceed with call center acquisitions.

The Company faces considerable risk in completing each of its business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product and services rollout; a lack of interest in its solutions in the market on the part of e-commerce companies, resellers of the Company's VAR program or other customers; and/or a shortfall of funding due to an inability to raise capital in the securities market. Since further funding is required, and if none is received, the Company would be forced to rely on its existing cash in the bank or secure short-term loans. This may hinder the Company's ability to complete its product and services development until such time as necessary funds could be raised. In such a restricted cash flow scenario, the Company would delay all cash intensive activities including certain product development and strategic initiatives described above.

RESULTS OF OPERATIONS

The Company did not carry out any operations during 2000 therefore comparisons of its third quarter 2001 and 2000 operating results are not meaningful.

Accounting and legal expenses for the nine months ended September 30, 2001 were $15,495. These expenses consisted of costs associated with general bookkeeping, accounting reviews, and legal assistance in evaluating business opportunities.

Consulting consisted of compensation for officers and directors of the company who focused on seeking suitable acquisition companies, developing business plans financial Proforma's and fund raising activities. Consulting expenses for the nine months ended September 30, 2001 were $53,280.

General and Administrative expenses consist primarily of rent, phone and fax and other office expenses. General and Administrative expenses for the nine months ended September 30, 2001 were $9,969.

Interest for the nine months ended September 30, 2001 was $21,072 consisting of accrued interest on the company's convertible notes.

Investor relations for the nine months ended to September 30, 2001 consisted of profiling the Company in investment papers and the professional services of investment relations firms and personnel, during the period expenses for investor relations were $31,479.

Travel for the nine months ended September 30, 2001 consisted of several trips to Asia including Singapore, Malaysia and the Philippines where the company evaluated multiple business opportunities. The Company also traveled to Western Europe where the company evaluated business opportunities and met with potential investors. Through the nine-month period the travel expenses were $51,224.

Write down of advances for the nine months ended September 30, 2001 were $532,499 and consisted only of advances made to The Internet CallCentre Pte Ltd, due to the uncertainty of the recovery of these advances the Company has made an impairment provision resulting in the write down.

Accounting and legal expenses for the three months ended September 30, 2001 were $1,537. These expenses consisted of costs associated with general bookkeeping, accounting reviews, and legal assistance in evaluating business opportunities.

Consulting consisted of compensation for officers and directors of the company who focused on seeking suitable acquisition companies, developing business plans and financial Proforma's and fund raising activities. Consulting expenses for the three months ended September 30, 2001 were $23,017.

General and administrative expenses consist primarily of rent, phone and fax and other office expenses. General and administrative expenses for the three months ended September 30, 2001 were $8,197.

Interest for the three months ended September 30, 2001 were $11,285 consisting of accrued interest on the company's convertible notes.

Investor relations for the three months ended September 30, 2001 consisted of profiling the Company in investment papers and the professional services of investment relations firms and personal, during the period expenses for investor relations were $20,545.

Travel for the three months ended September 30, 2001 consisted of several trips to Asia including Singapore, Malaysia and the Philippines where the company evaluated multiple business opportunities. Travel expenses were $18,174.

Write down of advances for the three months ended September 30, 2001 were $136,500 and consisted only of advances made to The Internet CallCentre Pte Ltd, due to the uncertainty of the recovery of these advances the Company has made an impairment provision resulting in the write down.

LIQUIDITY AND CAPITAL RESOURCES

In nine months ended September 30, 2001 the Company has financed operations principally through cash generated by convertible loans. Through September 30, 2001, the Company raised a total of US $525,000 in such loans.

Net cash used in operating activities was US $141,186 for the nine months ended September 30, 2001 and consisted primarily of net operating losses, increase in accounts payable and accrued expenses.

Net cash provided by financing activities was US $154,500 for the nine months ended September 30, 2001. Net cash provided by financing activities for the nine months ended September 2001 and was primarily attributable to proceeds from a private offering and the resultant sale of common shares.

The Company anticipates that its current cash and cash equivalents and cash generated from operations, if any, will not be sufficient to satisfy its liquidity requirements for at least the next 12 months. The Company will require additional funds prior to such time and will seek to sell additional equity or debt securities or seek alternative sources of financing. If the Company is unable to obtain this additional financing, it may be required to reduce the scope of its planned sales and marketing and product development efforts, which could harm its business, financial condition and operating results. In addition, the Company may require additional funds in order to fund more rapid expansion, to develop new or enhanced services or products or to invest in complementary businesses, technologies, services or products. Additional funding may not be available on favorable terms, if at all.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) All exhibits required to be filed herein are incorporated by reference to Registrant's Form 10-SB, previously filed with the Commission.

(b) The Company filed the following reports on Form 8-K during the three months ended September 30, 2001.

(1)	Form 8-K/A, filed on September 3, 2001. Announced the resignation of a
Company director and the proposed reduction of shares to be issued to The Internet CallCentre Pte Ltd.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICALL SYSTEMS, INC.

    Dated: November 28, 2001                    /s/ Marc Crimeni
                                                ----------------
                                                    Marc Crimeni
                                                    President