Form 10QSB/A
period 2001-03-31
ICALL SYSTEMS INC /NV/
filed 2002-02-19
CIK 1072988

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

        2764 Lake Sahara Drive,  Suite 115, Las Vegas, NV 89117
        -------------------------------------------------------
         Address of Principal Executive Offices - Zip Code

                            (702) 851-2768
                            --------------
         Registrant's telephone number, including area code

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

As of March 31, 2001, there were 25,000,000 shares of the Issuer's common stock outstanding.






                                   INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Balance Sheets as of March 31, 2001
    (unaudited) and December 31, 2000.................................  3

Unaudited Statements of Operations for the three months ended
    March 31, 2001 and 2000 and from Oct 13, 1999(inception)
    to March 31, 2001 ................................................  4

Unaudited  Statements of Cash Flows for the three months ended
    March 31, 2001 and 2000 and from Oct 13, 1999(inception)
    to March 31, 2001.................................................  5

Notes to Unaudited Interim Financial Statements.......................  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.......................... 12

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS............................................ 14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.................... 14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................. 14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......... 14

ITEM 5.  OTHER INFORMATION............................................ 14

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K.............................. 14

         EXHIBITS..................................................... 14

         REPORTS ON FORM 8-K.......................................... 14

         SIGNATURES................................................... 15
                               iCALL SYSTEMS, INC.
                         (formerly Altrex Incorporated)
                         (a development stage company)

                                BALANCE SHEETS

                                                   March 31,  December 31,
                                                       2001         2000
--------------------------------------------------------------------------
                                                   (Unaudited)
                                                  (Restated -
                                                   See Note 3)
                                ASSETS

DUE FROM INTERNET CALLCENTRE PTE LTD (Note 4)      $        1   $        -
                                                    ----------------------
                                                   $        1   $        -
                                                    ======================

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT
  Accounts payable and accrued liabilities         $    3,564            -
  Convertible notes payable (Note 5)                  340,000            -
                                                    ----------------------
                                                      343,564            -
                                                    ----------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 7)

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Capital Stock (Note 6)
    Authorized:
      75,000,000 common shares with $0.001 par value
    Issued and outstanding: 25,000,000 (December 31,
      2000 - 25,000,000) shares                        2,500         2,500
  Additional paid-in capital                           5,000         5,000
  Deficit accumulated during development stage      (351,563)       (7,500)
                                                   -----------------------
                                                     (343,563)           -
                                                   -----------------------
                                                   $        1   $        -
                                                   =======================


     The accompanying notes are an integral part of these interim financial statements.

                              iCALL SYSTEMS, INC.
                        (formerly Altrex Incorporated)
                        (a development stage company)

                       INTERIM STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                              October 20,
                                                                 1998
                                        Three months ended  (inception) to
                                             March 31          March 31,
                                         2001        2000        2001
--------------------------------------------------------------------------
                                     (Restated - see Note 3)    (Note 1)
EXPENSES
  Interest expense                    $    3,564  $        -   $     3,564
  General and administrative expenses          -           -         7,500
  Write down of advances (Note 4)        339,999           -       399,999
                                       -----------------------------------

NET LOSS FOR THE PERIOD               $ (343,563) $        -   $  (351,063)
                                       ===================================


BASIC NET LOSS PER SHARE              $    (0.01)      (0.00)
                                       =====================

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                   25,000,000 25,000,000
                                       =====================


     The accompanying notes are an integral part of these interim financial statements.

                             iCALL SYSTEMS, INC.
                       (formerly Altrex Incorporated)
                        (a development stage company)
                      INTERIM STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                              October 20,
                                                                 1998
                                        Three months ended  (inception) to
                                             March 31          March 31,
                                         2001        2000        2001
--------------------------------------------------------------------------
                                     (Restated - see Note 3)    (Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period             $ (343,563)  $       -  $  (351,063)
  Adjustments to reconcile net loss to
    net cash used on operating
    activities
  - accrued interest on convertible
      notes                                3,546           -        3,564
  - write down of advances (Note 4)      339,999           -      339,999
                                        ---------------------------------

CASH USED IN OPERATING ACTIVITIES              -           -       (7,500)
                                        ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  - advances to Internet CallCentre
      Pte Ltd                           (340,000)          -     (340,000)
                                        ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES    (340,000)          -     (340,000)
                                        ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  - proceeds from convertible notes
      payable                            340,000           -     340,000
  - proceeds from issuance of common
      shares                                   -           -       7,500
                                        --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES     340,000           -     347,500
                                        --------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS          -           -           -

CASH AND EQUIVALENTS, BEGINNING OF PERIOD      -           -           -
                                        --------------------------------

CASH AND EQUIVALENTS, END OF PERIOD    $       -  $        -  $        -
                                        ================================

     The accompanying notes are an integral part of these interim financial statements.

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
-------------------------------------------------------

iCALL Systems, Inc. was incorporated as Altrex Incorporated on October 20, 1998, under the laws of the State of Nevada. The Company changed its name to iCALL Systems, Inc. on January 22, 2001.

The Company is in its development stage and to date its activities have been limited to capital formation and investigating business opportunities.

By agreement dated November 22, 2000 between the Company and the shareholders of The Internet Call Centre Pte Ltd ("ICCP"), the Company agreed to acquire all the issued and outstanding shares of ICCP in exchange for the issuance of 6,500,000 restricted common shares, subject to certain conditions and completion of due diligence. In conjunction with this agreement, certain shareholders agreed to return 19,988,000 restricted common shares to treasury for cancellation. ICCP is a private Singapore company, which is facilitating real-time sales and customer service for companies doing business on the Internet. During 2001, the Company advanced a total of $340,000 to ICCP to develop its business, however, as the Company subsequently determined not to proceed with this acquisition, the agreement was not consummated and the share exchange did not occur. During October 2001, the parties mutually agreed to formally rescind the November 22, 2000 acquisition agreement. As a result, the Company never legally owned the shares of ICCP. Accordingly, the interim financial statements as at March 31, 2001, and for the three months then ended, have been restated to reflect the rescission agreement. The previously issued financial statements were prepared on a consolidated basis and reflect the acquisition of ICCP as a reverse merger. Refer to Note 3.

By agreement dated July 30, 2001, the Company acquired the business and assets of 1st Call Pte Ltd, a Singapore-based call center provider. The Company plans to engage in the strategic combining of call center providers into a larger organization, or network, which can effectively compete with regional and national service providers.

The interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2001, the Company has a working capital deficiency of $343,563 and has incurred losses since inception, raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on its ability to obtain additional financing, settling its outstanding debts and ultimately to attain profitable operations.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.
In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

Financial instruments
The Company's financial instruments include accounts payable, accrued liabilities and convertible notes payable. The fair values of these financial instruments approximate their carrying values. Management believes that the fair value of the debt approximates its carrying value.

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

Income taxes
The Company follows the liability method of accounting for income taxes, whereby future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain.

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

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration, other than employee services, is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

NOTE 3 - RESTATEMENTS
---------------------

The previously issued financial statements were prepared on a consolidated basis and reflected the acquisition of ICCP as a reverse merger whereby the purchase method of accounting was used with ICCP being treated as the accounting parent (acquirer) and the Company being treated as the accounting subsidiary (acquiree). The acquisition was never completed, as described in Note 1, and as a result the financial statements have been restated to eliminate the net assets and operations of ICCP. In addition, the outstanding common shares have been modified to eliminate ICCP share transactions, to eliminate the 6,500,000 common shares to be issued to effect the acquisition and to reinstate the 19,988,000 common shares that were to be returned to treasury and cancelled. The following represents the significant changes from the previously issued financial statements:

                                                             Three months
                                               Three months   ended March
                                               ended March    31, 2001
                                                31, 2001       Previously
                                                Restated       Reported
                                               ---------------------------

Total Assets                                   $          1    $   982,659
                                               ===========================

Total Liabilities                              $    343,564    $   613,829
                                               ===========================

Shareholders' Equity
  Capital Stock                                $      2,500    $ 8,848,886
  Additional paid-in capital                          5,000        221,032
  Translation reserve                                     -          4,498
  Accumulated deficit                              (351,063)    (8,705,586)
                                               ---------------------------

Total Shareholders' Equity                     $   (343,563)   $  (368,830)
                                               ===========================

Number of shares issued and outstanding          25,000,000     11,627,000
                                               ===========================

Revenues and other income                     $          -   $      47,912
                                              ============================

Total expenses                                     343,563         301,590
                                              ============================

Net Loss                                      $   (343,563)  $    (253,678)
                                              ============================

Basic net loss per share                      $      (0.01)  $       (0.02)
                                              ============================

Weighted average common shares outstanding      25,000,000      11,267,000
                                              ============================

NOTE 4 - ADVANCES TO ICCP
-------------------------

During 2001, the Company made non-interest bearing advances to ICCP in anticipation of an acquisition. Due to the uncertainty of recovery of these advances, the Company has made an impairment provision resulting in a loss of $339,999 for the three months ended March 31, 2001. Subsequent to the period, the Company advanced a further $192,500. In accordance with the terms of the rescission agreement, ICCP has agreed to issue 311,842 shares of preferred "A" stock of ICCP to the Company in settlement of these advances.

NOTE 5 - CONVERTIBLE NOTES PAYABLE
----------------------------------

During the period, the Company signed convertible notes in the amount of $340,000 with Update Ltd. ("Update"). The notes bear simple annual interest at 6%, with principal and interest due by March 29, 2002. The notes give Update the option of converting into restricted common shares at a conversion price equal to the lesser of 75% of the average closing price for the five trading days prior to conversion or $1.25 per share. In the event of a default (interest not paid or debenture not paid at maturity), interest will continue to accrue on the total amount then due at an annual interest rate of 12% plus a collection fee of $10,000.

All of the notes contain a restriction on future financings that the Company shall not issue common stock for a price of less than $1.50 without the written permission of Update for as long as any principal remains outstanding. Refer to Note 8.

NOTE 6 - CAPITAL STOCK
----------------------
For the period from inception (October 20, 1998) to March 31, 2001, changes in capital stock were as follows:

                                                         Additional
                                                         Paid-in
                                     Number    Amount    Capital    Total
                                   ---------------------------------------

Issued to founders at inception    2,000,000  $ 2,000  $  (2,000)  $     -
Issued for cash at $0.015            500,000      500      7,000     7,500
                                   ---------------------------------------

Balance, December 31, 1998
  and 1999                         2,500,000    2,500      5,000     7,500
Forward stock split 10 for 1      22,500,000        -          -         -
                                  ----------------------------------------

Balance, December 31, 2000 and
  and March 31, 2001             25,000,000  $ 2,500   $   5,000   $ 7,500
                                 =========================================

On July 30, 2001, the Company acquired all of the business assets of 1st Call Pte Ltd. ("1st Call"), a Singapore-based call centre provider of outsourced customer interactive services in Asia, in exchange for 478,261 shares of restricted common stock of the Company valued at $1.50 per share for a purchase price of $717,391. Refer to Note 8.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Interest rate risk exposure
The Company has limited exposure to any fluctuation in interest rates.

Foreign exchange risk
The Company is subject to foreign exchange risk for purchases denominated in foreign currencies. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. The Company does not actively manage this risk.

NOTE 8 - SUBSEQUENT EVENTS
--------------------------

Subsequent to period end, the Company signed convertible notes for an additional $100,000 with Update (April 26, 2001). These notes bear simple interest at 6%, with principal and interest due by March 29, 2002. The notes give Update the option of converting into restricted common shares at a conversion price equal to the lesser of 75% of the average closing price for the five trading days prior to conversion or $1.25 per share. In the event of a default (interest not paid or debenture not paid at maturity), interest will continue to accrue on the total amount then due at an annual interest rate of 12% plus a collection fee of $10,000.

Also subsequent to the period, the Company signed convertible notes for an additional $85,000 with Update ($35,000 on June 19, 2001 and $50,000 on July 1, 2001). These notes have ten-month terms from the funding date with simple annual interest at 6%, payable monthly. The notes give Update the option of converting into restricted common shares at a conversion price equal to the lesser of 60% of the average closing price for the five trading days prior to conversion or $1.25 per share. In the event of a default (interest not paid or debenture not paid at maturity), interest will continue to accrue on the total amount then due at an annual interest rate of 12% plus a collection fee of $10,000.

On October 3, 2001, the Company signed a convertible note for $40,000 with Update. The note has a ten-month term with simple annual interest at 6%, payable monthly. The note gives Update the option of converting into restricted common shares at a conversion price equal to the lesser of 60% of the average closing price for the five trading days prior to conversion or $1.25 per share. In the event of a default (interest not paid or debenture not paid at maturity), interest will continue to accrue on the total amount then due at an annual interest rate of 12% plus a collection fee of $15,000. Further, the Company pledged all of the assets as collateral for the loan. The Company also agreed to file a General Securities Agreement ("GSA"), or GSA-equivalent, to register this security claim.

All of the notes contain a restriction on future financings that the Company shall not issue common stock for a price of less than $1.50 without the written permission of the Lender for as long as any principal remains outstanding.

On July 30, 2001, the Company acquired all of the business assets of 1st Call. The business operations and assets of 1st Call were initially integrated with the operations of ICCP. During the fourth quarter, the assets and operations were relocated to separate premises as part of the terms of the ICCP rescission. Accordingly, no revenue or expenses relating to the operations of 1st Call will be included until the fourth quarter financial statements.


OVERVIEW

Restatement of Financial Statements as at March 31, 2001

By agreement dated November 22, 2000 between the Company and the shareholders of The Internet Call Center Pte Ltd ("ICCP"), the Company agreed to acquire all the issued and outstanding shares of ICCP in exchange for the issuance of 6,500,000 restricted common shares, subject to certain conditions and completion of due diligence. In conjunction with this agreement, certain shareholders agreed to return 19,988,000 restricted common shares to treasury for cancellation. During 2001, the Company decided not to proceed with this acquisition as the agreement was not consummated and the share exchange did not occur. During October 2001, the parties mutually agreed to formally rescind the November 22, 2000 acquisition agreement. As a result, the Company never legally owned the shares of ICCP. Accordingly, the interim financial statements as at March 31, 2001 and for the three months then ended have been restated to reflect the rescission agreement. The previously issued financial statements were prepared on a consolidated basis and reflected the acquisition of ICCP as a reverse merger.

This Quarterly Report on Form 10-QSB/A is being filed with the Securities and Exchange Commission as Amendment No. 1 to our Quarterly Report on Form 10-QSB filed on May 24, 2001 to amend and restate our March 31, 2001 interim financial statements. Financial results contained herein reflect the fact that this acquisition did not take place as reported in the Company's 8K filed November 6, 2001.

When our original Quarterly Report was filed on May 24, 2001, this acquisition was accounted for as a reverse merger whereby the purchase method of accounting was used with ICCP being treated as the accounting parent (acquirer) and iCall being treated as the accounting subsidiary (acquiree). As a result of the application of the accounting treatment as described above, the March 31, 2001 interim financial statements have been restated to reflect only the operations of the Company.

The Company is in its development stage and to date its activities have been limited to capital formation and investigating business opportunities. The Company plans to engage in the strategic combining of call center providers into a larger organization, or network, which can effectively compete with regional and national service providers.

ICCP is a private Singapore company which is facilitating real-time sales and customer service for companies doing business on the Internet. Through March 31, 2001, the Company advanced a total of $340,000 to ICCP to develop its business.

In the three months ending March 31, 2001, the Company has financed its operations principally through cash generated by convertible loans. During the first quarter of 2001, the Company raised $340,000 through such loans.

The Company maintains a cash balance that it believes will not sustain operations into the second quarter of 2001. The Company continues to explore all possibilities in securing financing sufficient to sustain operations, complete the launch of its Value Added Reseller (VAR) program, and proceed with call center acquisitions.

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

RESULTS OF OPERATIONS

The Company did not carry out any operations during 2000. Therefore, comparisons of its first quarter 2001 and 2000 operating results are not meaningful.

Interest expense for the three months ended March 31, 2001 was $3,564 consisting of accrued interest on the Company's convertible notes.

Write down of advances for the three months ended March 31, 2001 were $339,999 and consisted only of advances made to The Internet Call Centre Pte Ltd. Due to the uncertainty of the recovery of these advances, the Company has made an impairment provision resulting in the write down.

LIQUIDITY AND CAPITAL RESOURCES

In three months ended March 31, 2001, the Company has financed operations principally through cash generated by convertible loans. Through March 31, 2001, the Company raised a total of $340,000 in such loans.

Net cash used in operating activities was $339,999 for the three months ended March 31, 2001, consisted only of advances made to The Internet Call Centre Pte Ltd.

Net cash provided by financing activities was $340,000 for the three months ended March 31, 2001 and was primarily attributable to proceeds from loan agreements (see Note 5 to the financial statements).

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

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) All exhibits required to be filed herein are incorporated by reference to Registrant's Form 10-SB, previously filed with the Commission on March 31, 2001.

(b) The Company filed the following reports on Form 8-K during the three months ended March 31, 2001.

(1) the Acquisition of The Internet CallCentre Pte. Ltd. (("ICALL") a Singapore corporation, whereby Altrex will issue 6,500,000 shares of its common stock in exchange for all of the issued and outstanding shares of ICALL. ICALL will then be a wholly-owned subsidiary of Altrex, (2) a name change from Altrex, Incorporated to "iCall Systems, Inc.", (3) elected Terence Seah, Ranjeet Sundher, and Daniel Regidor as the new directors of Altrex, thereby replacing the two previous directors of Altrex, Christopher George and Monte George, (4) for a period of two years from the closing date of the Acquisition it shall require a 100% approval from the shareholders to "roll-back" the number of issued and outstanding shares, and (5) for a period of one year from the date of the Acquisition there shall be no SEC registration for sale of the shares issued to the ICALL shareholders in connection with the Acquisition.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCALL SYSTEMS, INC.

    Dated: February 15, 2002                    /s/ Marc Crimeni
                                              ----------------
                                                  Marc Crimeni
                                                  CEO