Form 10QSB/A
period 2001-06-30
ICALL SYSTEMS INC /NV/
filed 2002-02-19
CIK 1072988

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

        2764 Lake Sahara Drive, Suite 115, Las Vegas, NV 89117
        ------------------------------------------------------
         Address of Principal Executive Offices - Zip Code

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

As of June 30, 2001, there were 5,012,000 shares of the Issuer's common stock outstanding.






                               INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2001
    (unaudited) and December 31, 2000................................  3

  Unaudited Statements of Operations for the six
    months ended June 30, 2001 and 2000
    and from Oct 13, 1999 (inception)................................  4

  Unaudited Statements of Cash Flows for the nine
    months ended June 30, 2001 and 2000............................... 5

  Notes to Unaudited Interim Financial Statements..................... 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS......................... 12

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS........................................... 15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS................... 15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................. 15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......... 15

ITEM 5.  OTHER INFORMATION........................................... 15

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K............................. 15

         EXHIBITS.................................................... 15

         REPORTS ON FORM 8-K......................................... 16

         SIGNATURES.................................................. 16
                           iCALL SYSTEMS, INC.
                     (formerly Altrex Incorporated)
                     (a development stage company)
                             BALANCE SHEETS
                              (UNAUDITED)

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             BALANCE SHEETS

                                                    June 30,  December 31,
                                                       2001         2000
--------------------------------------------------------------------------
                                                   (Unaudited)
                                                  (Restated -
                                                   See Note 3)
                                ASSETS

CURRENT
Cash and cash equivalents                          $    4,139   $        -

ADVANCES TO INTERNET CALLCENTRE PTE LTD (Note 4    $        1   $        -
                                                    ----------------------
                                                   $    4,140   $        -
                                                    ======================

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT
  Accounts payable and accrued liabilities         $   24,903            -
  Convertible notes payable (Note 5)                  475,000            -
                                                    ----------------------
                                                      499,903            -
                                                    ----------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 8)

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Capital Stock (Note 6)
    Authorized:
      75,000,000 common shares with $0.001 par value
    Issued and outstanding: 5,012,000 (December 31,
      2000 - 25,000,000) shares                          512         2,500
  Additional paid-in capital                           6,988         5,000
  Deficit accumulated during development stage      (503,263)       (7,500)
                                                   -----------------------
                                                    (495,763)            -
                                                   -----------------------
                                                   $    4,140   $        -
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

                    INTERIM STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                                October 20,
                                                                   1998
                        Three months ended  Six months ended  (inception)
to
                             June 30            June 30           June 30,
                         2001        2000    2001      2000        2001
--------------------------------------------------------------------------
                                     (Restated - see Note 3)    (Note 1)
EXPENSES
  Accounting and
    Legal               $  13,958   $   -   $  13,958   $  -     $  13,958
  Consulting               30,263       -      20,263      -        30,263
  General and
    Administrative          1,772       -       1,772      -         9,272
  Interest                  6,223       -       9,787      -         9,787
  Investor relations       10,934       -      10,934      -        10,934
  Travel                   33,050       -      33,050      -        33,050
  Write down of
    advances (Note 4)      56,000       -     395,999      -       395,999
                         -------------------------------------------------

NET LOSS FOR THE PERIOD $(152,200) $    -   $(495,763)  $  -     $(503,263)
                                       ===================================


BASIC NET LOSS
  PER SHARE             $  (0.006) $(0.00)  $   (0.02)  $(0.00)
                         =====================================

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING   23,682,110 25,000,000 24,337,414 25,000,000
                       ===========================================


     The accompanying notes are an integral part of these interim financial statements.

                          iCALL SYSTEMS, INC.
                    (formerly Altrex Incorporated)
                     (a development stage company)
                   INTERIM STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                              October 20,
                                                                 1998
                                          Six months ended  (inception) to
                                             June 30           June 30,
                                         2001        2000        2001
--------------------------------------------------------------------------
                                     (Restated - see Note 3)    (Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period            $ (495,763)  $       -  $  (503,263)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities
  - accrued interest on convertible
      notes                                9,787           -        9,787
  - write down of advances (Note 4)      395,999           -      395,999
  - accounts payable                      15,116           -       15,116
                                        ---------------------------------

CASH USED IN OPERATING ACTIVITIES        (74,861)          -      (82,361)
                                        ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  - advances to Internet CallCentre
      Pte Ltd                           (396,000)          -     (396,000)
                                        ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES    (396,000)          -     (396,000)
                                        ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  - proceeds from convertible notes
      payable                            475,000           -     475,000
  - proceeds from issuance of common
      shares                                   -           -       7,500
                                        --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES     475,000           -     482,500
                                        --------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS      4,139           -       4,139

CASH AND EQUIVALENTS, BEGINNING OF PERIOD      -           -           -
                                        --------------------------------

CASH AND EQUIVALENTS, END OF PERIOD    $    4,139  $       -   $   4,139
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

By agreement dated November 22, 2000 between the Company and the shareholders of The Internet Call Centre Pte Ltd ("ICCP"), the Company agreed to acquire all the issued and outstanding shares of ICCP in exchange for the issuance of 6,500,000 restricted common shares, subject to certain conditions and completion of due diligence. In conjunction with this agreement, certain shareholders agreed to return 19,988,000 restricted common shares to treasury for cancellation. ICCP is a private Singapore company, which is facilitating real-time sales and customer service for companies doing business on the Internet. During 2001, the Company advanced a total of $396,000 to ICCP to develop its business, however, as the Company subsequently determined not to proceed with this acquisition, the agreement was not consummated and the share exchange did not occur. During October 2001, the parties mutually agreed to formally rescind the November 22, 2000 acquisition agreement. As a result, the Company never legally owned the shares of ICCP. Accordingly, the interim financial statements as at June 30, 2001 and for the six months then ended have been restated to reflect the rescission agreement. The previously issued financial statements were prepared on a consolidated basis and reflected the acquisition of ICCP as a reverse merger.

By agreement dated July 30, 2001, the Company acquired the business and assets of 1st Call Pte Ltd., a Singapore-based call center provider. The Company plans to engage in the strategic combining of call center providers into a larger organization, or network, which can effectively compete with regional and national service providers.

The interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2001, the Company has a working capital deficiency of $495,764 and has incurred losses since inception, raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on its ability to obtain additional financing, settling its outstanding debts and ultimately to attain profitable operations.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange

Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Financial instruments
The Company's financial instruments include cash and cash equivalents, accounts payable, accrued liabilities and convertible notes payable. The fair values of these financial instruments approximate their carrying values. Management believes that the fair value of the debt approximates its carrying value.

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

NOTE 3 - RESTATEMENT
--------------------

The previously issued financial statements were prepared on a consolidated basis and reflected the acquisition of ICCP as a reverse merger whereby the purchase method of accounting was used with ICCP being treated as the accounting parent (acquirer) and the Company being treated as the accounting subsidiary (acquiree). The acquisition was never completed, as described in Note 1, and as a result the financial statements have been restated to eliminate the net assets and operations of ICCP. In addition, the outstanding common shares have been modified to eliminate the 6,500,000 common shares to be issued to effect the acquisition. The following represents the significant changes from the previously issued financial statements:

                                                               Six months
                                                Six months     ended June
                                                ended June     30, 2001
                                                30, 2001       Previously
                                                Restated       Reported
                                               ---------------------------

Total Assets                                   $      4,140    $   498,542
                                               ===========================

Total Liabilities                              $    499,903    $   797,497
                                               ===========================

Shareholders' Equity
  Capital Stock                                $        512    $ 8,848,886
  Additional paid-in capital                          6,988        211,803
  Translation reserve                                     -         21,204
  Accumulated deficit                              (503,263)    (9,380,848)
                                               ---------------------------

Total Shareholders' Equity                     $   (495,763)   $  (298,955)
                                               ===========================

Number of shares issued and outstanding           5,012,000     11,627,000
                                               ===========================

Revenues and other income                     $          -   $      91,471
                                              ============================

Total expenses                                     495,763         928,095
                                              ============================

Net Loss                                      $   (495,763)  $    (836,624)
                                              ============================

Basic net loss per share                      $      (0.02)  $       (0.07)
                                              ============================

Weighted average common shares outstanding      23,682,110      11,512,000
                                              ============================

NOTE 4 - ACQUISITION OF BUSINESS ASSETS OF 1ST CALL PTE LTD.
------------------------------------------------------------
On July 30, 2001, the Company acquired all of the business assets of 1st Call Pte Ltd ("1st Call"), a Singapore-based call center provider of outsourced customer interactive services in Asia, in exchange for 478,261 shares of restricted common stock of the Company valued at $1.50 per share for a purchase price of $717,391.

NOTE 5 - ADVANCES TO ICCP
-------------------------

During 2001, the Company made non-interest bearing advances to ICCP in anticipation of an acquisition. Due to the uncertainty of recovery of these advances, the Company has made an impairment provision resulting in a loss of $395,999 for the six months ended June 30, 2001. Subsequent to the period, the Company advanced a further $136,500. In accordance with the terms of the rescission agreement, ICCP has agreed to issue 311,842 shares of preferred "A" stock of ICCP to the Company in settlement of these advances.

NOTE 6 - CONVERTIBLE NOTES PAYABLE
----------------------------------
During the period, the Company signed convertible notes in the amount of $440,000 with Update Ltd. ("Update"). The notes bear simple annual interest at 6%, with principal and interest due by March 29, 2002. The notes give Update the option of converting into restricted common shares at a conversion price equal to the lesser of 75% of the average closing price for the five trading days prior to conversion or $1.25 per share. In the event of a default (interest not paid or debenture not paid at maturity), interest will continue to accrue on the total amount then due at an annual interest rate of 12% plus a collection fee of $10,000.

Also, on June 19, 2001, the Company signed a convertible note for an additional $35,000 with Update. This note has a ten-month term with simple annual interest at 6%, payable monthly. The note gives Update the option of converting into restricted common shares at a conversion price equal to the lesser of 60% of the average closing price for the five trading days prior to conversion or $1.25 per share. In the event of a default (interest not paid or debenture not paid at maturity), interest will continue to accrue on the total amount then due at an annual interest rate of 12% plus a collection fee of $10,000.

All of the notes contain a restriction on future financings that the Company shall not issue common stock for a price of less than $1.50 without the written permission of Update for as long as any principal remains outstanding. Refer to Note 9.

NOTE 7 - CAPITAL STOCK
----------------------

For the period from inception (October 13, 1999) to June 30, 2001, changes in capital stock were as follows:

                                                         Additional
                                                         Paid-in
                                     Number    Amount    Capital    Total
                                   ---------------------------------------

Issued to founders at inception    2,000,000  $ 2,000  $  (2,000)  $     -
Issued for cash at $0.015            500,000      500      7,000     7,500
                                   ---------------------------------------

Balance, December 31, 1998
  and 1999                         2,500,000    2,500      5,000     7,500
Forward stock split 10 for 1      22,500,000        -          -         -
                                  ----------------------------------------

Balance, December 31, 2000        25,000,000  $ 2,500  $   5,000   $ 7,500

Returned to treasury and
  Cancelled                       19,988,000   (1,988)     1,988         -
                                  ----------------------------------------

Balance, June 30, 2001             5,012,000  $   512  $   6,988   $ 7,500
                                 =========================================

On July 30, 2001, the Company acquired all of the business assets of 1st Call Pte Ltd ("1st Call"), a Singapore-based call centre provider of outsourced customer interactive services in Asia, in exchange for 478,261 shares of restricted common stock of the Company valued at $1.50 per share for a purchase price of $717,391. Refer to Note 9.

NOTE 8 - RELATED PARTY TRANSACTIONS
-----------------------------------

During the period consulting fees totalling $30,263 were paid to three officers and directors of the Company.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

NOTE 10 - SUBSEQUENT EVENTS
---------------------------

On July 1, 2001, the Company signed a convertible note for an additional $50,000 with Update. This note has a ten-month term with simple annual interest at 6%, payable monthly. The note gives Update the option of converting into restricted common shares at a conversion price equal to the lesser of 60% of the average closing price for the five trading days prior to conversion or $1.25 per share. In the event of a default (interest not paid or debenture not paid at maturity), interest will continue to accrue on the total amount then due at an annual interest rate of 12% plus a collection fee of $10,000.

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

OVERVIEW

Restatement of Financial Statements as at June 30, 2001

By agreement dated November 22, 2000 between the Company and the shareholders of The Internet Call Centre Pte Ltd ("ICCP"), the Company agreed to acquire all the issued and outstanding shares of ICCP in exchange for the issuance of 6,500,000 restricted common shares, subject to certain conditions and completion of due diligence. ICCP is a private Singapore company, which is facilitating real-time sales and customer service for companies doing business on the Internet. During 2001, the Company decided not to proceed with this acquisition, the agreement was not consummated and the share exchange did not occur. During October 2001, the parties mutually agreed to formally rescind the November 22, 2000 acquisition agreement. As a result, the Company never legally owned the shares of ICCP. Accordingly, the interim financial statements as at June 30, 2001 and for the six months then ended have been restated to reflect the rescission agreement. The previously issued financial statements were prepared on a consolidated basis and reflected the acquisition of ICCP as a reverse merger.

This Quarterly Report on Form 10-QSB/A is being filed with the Securities and Exchange Commission as Amendment No. 1 to our Quarterly Report on Form 10-QSB filed on August 30, 2001 to amend and restate our June 30, 2001 interim financial statements. Financial results contained herein reflect the fact that this acquisition did not take place as reported in the Company's 8K filed November 6, 2001.

When our original Quarterly Report was filed on August 30, 2001, this acquisition was accounted for as a reverse merger whereby the purchase method of accounting was used with ICCP being treated as the accounting parent (acquirer) and iCALL being treated as the accounting subsidiary (acquiree). As a result of the application of the accounting treatment as described above, the June 30, 2001 interim financial statements have been restated to reflect only the operations of the Company.

The Company is in its development stage and to date its activities have been limited to capital formation and investigating business opportunities. The Company plans to engage in the strategic combining of call center providers into a larger organization, or network, which can effectively compete with regional and national service providers.

ICCP is a private Singapore company which is facilitating real-time sales and customer service for companies doing business on the Internet. During 2001, the Company made non-interest bearing advances to ICCP in anticipation of an acquisition. Due to the uncertainty of recovery of these advances, the Company has made an impairment provision resulting in a loss of $395,999 for the six months ended June 30, 2001.

In the three months ending March 31, 2001, the Company has financed its operations principally through cash generated by convertible loans and the Company raised $440,000 through such loans.

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

RESULTS OF OPERATIONS

The Company did not carry out any operations during 2000. Therefore, comparisons of its second quarter 2001 and 2000 operating results are not meaningful.

Accounting and legal expenses for the six months ended June 30, 2001 were $13,958. These expenses consisted of costs associated with general bookkeeping, accounting reviews, and legal assistance in evaluating business opportunities.

Consulting consisted of compensation for officers and directors of the company who focused on seeking suitable acquisition companies, developing business plans, financial pro formas and fund raising activities.
Consulting expenses for the six months ended June 30, 2001 were $30,263.

General and administrative expenses consist primarily of rent, telephone and fax and other office expenses. General and administrative expenses for the six months ended June 30, 2001 were $1,772.

Interest for the six months ended June 30, 2001 was $9,787 consisting of accrued interest on the Company's convertible notes.

Investor relations for the six months ended to June 30, 2001 consisted of profiling the Company in investment papers and the professional services of investment relations firms and personnel. During the period, expenses for investor relations activities were $10,934.

Travel for the six months ended June 30, 2001 consisted of trips to Asia including Singapore, Malaysia and the Philippines where the Company evaluated multiple business opportunities. The Company also traveled to Western Europe where the Company evaluated business opportunities and met with potential investors. Through the six-month period, travel expenses were $33,050.

Write down of advances for the six months ended June 30, 2001 were $395,999 and consisted only of advances made to The Internet CallCentre Pte Ltd, due to the uncertainty of the recovery of these advances, the Company has made an impairment provision resulting in the write down.

Accounting and legal expenses for the three months ended June 30, 2001 were $13,958. These expenses consisted of costs associated with general bookkeeping, accounting reviews, and legal assistance in evaluating business opportunities.

Consulting consisted of compensation for officers and directors of the Company who focused on seeking suitable acquisition companies, developing business plans, financial pro formas and fund raising activities.
Consulting expenses for the three months ended June 30, 2001 were $30,263.

General and administrative expenses consist primarily of rent, phone and fax and other office expenses. General and administrative expenses for the three months ended June 30, 2001 were $1,772.

Interest for the three months ended June 30, 2001 was $6,223 consisting of accrued interest on the Company's convertible notes.

Investor relations for the three months ended June 30, 2001 consisted of profiling the Company in investment papers and the professional services of investment relations firms and personal. During the period, expenses for investor relations were $10,934.

Travel for the three months ended June 30, 2001 consisted of several trips to Asia, including Singapore, Malaysia and the Philippines, where the Company evaluated multiple business opportunities. Travel expenses were $33,050.

Write down of advances for the three months ended June 30, 2001 were $56,000 and consisted only of advances made to The Internet CallCentre Pte Ltd. Due to the uncertainty of the recovery of these advances, the Company has made an impairment provision resulting in the write down.

LIQUIDITY AND CAPITAL RESOURCES

In six months ended June 30, 2001, the Company has financed operations principally through cash generated by convertible loans. Through June 30, 2001, the Company raised a total of $440,000 in such loans.

Net cash used in operating activities was $74,861 for the six months ended June 30, 2001 and consisted primarily of net operating losses, increase in accounts payable and accrued expenses.

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

During the period, and as part of the restructuring and reorganizing of the Company, 19,988,000 restricted common shares were returned to treasury for cancellation without consideration.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)All exhibits required to be filed herein are incorporated by reference to Registrant's Form 10-SB, previously filed with the Commission on August 30, 2001.

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