Form 10KSB
period 2001-12-31
ICALL SYSTEMS INC /NV/
filed 2002-04-15
CIK 1072988

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB40


(Mark One)
[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
        ACT OF 1934

        For the fiscal year ended December 31, 2001

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the transition period from       to
                                       -------  -------

                         Commission file number 0-26183

                                InCall Systems, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                                91-1932068
 ------------------------------                               ---------------
--
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation of organization)                              Identification
No.)


                       2764 Lake Sahara Drive, Suite 115
                           Las Vegas, Nevada 89117
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (866) 628-5278
                            -------------------------
                           (Issuer's telephone number)

                                iCall Systems, Inc.
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such
shorter period that the registrant was required to file such reports), and
(2)
has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                   -----    -----

     Check here if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State the issuer's revenues for its more recent fiscal year (ending December 31, 2001): $70,618.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of December 31, 2001 -

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                    Outstanding as of December 31, 2001

Common Stock, $.001 par value            5,456,926

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS HISTORY AND DEVELOPMENT

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

By agreement dated November 22, 2000 between the Company and the shareholders of The Internet Call Centre Pte Ltd ("ICCP") the Company agreed to acquire all the issued and outstanding shares of ICCP in exchange for the issuance of 6,500,000 restricted common shares, subject to certain conditions and completion of due diligence. ICCP is a private Singapore company, which was facilitating real-time sales and customer service for companies doing business on the Internet. During 2001 the Company advanced a total of $532,500 to ICCP to develop its business, however, as the Company subsequently determined not to proceed with this acquisition, the agreement was not consummated and the share exchange did not occur. During October 2001 the parties mutually agreed to formally rescind the November 22, 2000 acquisition agreement. Subsequent to the rescission agreement ICCP has shut down its operations.

The Company was assigned certain accounts receivable of The Internet CallCentre Pte Ltd on October 26, 2001 of approximately $70,000 as part of the rescission agreement. The Company was to receive Preferred A Shares from ICCP for the $532,499 dollars advanced to ICCP, to date the Company has not received the shares and has taken a one time write down of the full amount advanced.

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

Accordingly, the revenues and expenses relating to the operations of 1st Call have been recognized effective November 1, 2001.

All of the 1st Call permanent staff accepted employment with inCall Systems. All of the existing contracts and customers of 1st Call been have transferred over to inCall Systems. Additionally, certain accounts of the Internet CallCentre have also elected to transfer their business to the services of inCall Systems.

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

Under the terms of the agreement signed inCall Systems Sdn Bhd will pay Hewlett-Packard $3,000 dollars per month for the facilities and support provided by Hewlett-Packard to Incall Systems Sdn Bhd. InCall Systems will pay Hewlett-Packard 12% of the gross revenues of its Malaysian operations or 49% of the net profit which ever is greater.

One December 12, 2001 the Company formed a new Malaysian subsidiary called inCall Systems Sdn Bhd and moved into new office premises in Hewlett-Packard's building. In conjunction with Hewlett-Packard the Company began construction of its Malaysian based call center.

To date Hewlett-Packard has invested approximately $220,000 dollars in the establishment of the Malaysian center, to date inCall Systems has invested approximately $50,000 and intends to invest an additional $70,000 in completing the center.

During 2001 the Company has aligned itself with several strategic partners. The Company believes that the achievements during 2001 are expected to produce significant revenues. However, the Company must continue to invest in growth, infrastructure and sales and marketing. As a result the Company expects to continue to incur operating losses through the first two quarters of 2002. Profitability is projected for the third quarter of 2002, but there can be no assurance that the Company will achieve profitability or, if profitability is achieved, that it will be sustained.

In the twelve months ending December 31, 2001 the Company has financed its operations principally through cash generated by convertible loans. During 2001 the Company raised US $865,000 through such loans. The Company also continued its pursuit and selection of private placement funding. During the year, the Company raised net of fees US $154,500 through such private placements.

The Company maintains a cash balance that it believes will not sustain operations into the second quarter of 2002. The Company continues to explore all possibilities in securing financing sufficient to sustain operations, complete the launch of its Value Added Reseller (VAR) program, and proceed with call center acquisitions.

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

The Company did not carry out any operations during 2000 therefore comparisons of its year-end 2001 and 2000 operating results are not meaningful.

Accounting and legal expenses for the twelve months ended December 31, 2001 were $35,243. These expenses consisted of costs associated with general bookkeeping, accounting reviews, and legal assistance in evaluating business opportunities.

Consulting consisted of compensation for officers and directors of the company who focused on seeking suitable acquisition companies, developing business plans financial Proforma's and fund raising activities. Consulting expenses for the twelve months ended December 31, 2001 were $113,051.

General and Administrative expenses consist primarily of rent, phone and fax and other office expenses related to the establishment of the Company's subsidiaries in both Singapore and Malaysia. General and Administrative expenses for the twelve months ended December 31, 2001 were $276,502.

Interest for the twelve months ended December 31, 2001 was $27,243 consisting of accrued interest on the company's convertible notes.

Investor relations for the twelve months ended to December 31, 2001 consisted of profiling the Company in investment papers and the professional services of investment relations firms and personnel in North America, Asia and Europe, during the period expenses for investor relations were $96,708.

Travel for the twelve months ended December 31, 2001 consisted of multiple trips to Asia including Singapore, Malaysia and the Philippines where the Company evaluated multiple business opportunities and opened subsidiaries in Singapore and Malaysia. The Company also traveled to Western Europe several times where the company evaluated business opportunities and met with potential investors. Through the twelve-month period the travel expenses were $82,322.

Write down of advances for the twelve months ended December 31, 2001 were $532,499 and consisted only of advances made to The Internet CallCentre Pte ltd, due to the uncertainty of the recovery of these advances the Company has made an impairment provision resulting in the write down.

The Company anticipates that its current cash and cash equivalents and cash generated from operations, will not be sufficient to satisfy its liquidity requirements for at least the next 12 months. The Company will require additional funds prior to such time and will seek to sell additional equity or debt securities or seek alternative sources of financing. If the Company is unable to obtain this additional financing, it may be required to reduce the scope of its planned sales and marketing and product development efforts, which could harm its business, financial condition and operating results. In addition, the Company may require additional funds in order to fund more rapid expansion, to develop new or enhanced services or products or to invest in complementary businesses, technologies, services or products. Additional funding may not be available on favorable terms, if at all.

                           FINANCIAL STATEMENTS

                            inCALL SYSTEMS, INC.
                       (formerly iCall Systems, Inc.)
                       (formerly Altrex Incorporated)
                       (a development stage company)


                     CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 2001




AUDITORS' REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LABONTE & CO.
CHARTERED ACCOUNTANTS                          1205 - 1095 West
Pender Street
                                               Vancouver, BC
Canada V6E 2M6
                                               Telephone (604)
682-2778
                                               Facsimile (604)
689-2778
                                               Email
rjl@labonteco.com



                           AUDITORS' REPORT

To the Stockholders and Board of Directors of inCall Systems,
Inc.:

We have audited the consolidated balance sheet of inCall Systems, Inc. (formerly iCall Systems, Inc., formerly Altrex Incorporated) as at December 31, 2001 and the consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and the results of its operations and its cash flows and the changes in stockholders' equity for the year then ended in accordance with generally accepted accounting principles in the United States.

The comparative financial statements for the fiscal year ended December 31, 2000 were reported on by another auditor, who rendered a qualification regarding the Company's ability to continue as a going concern, in their report dated January 22, 2001


/s/ Labonte & Co.
-----------------
Labonte & Co.
CHARTERED ACCOUNTANTS

Vancouver, B.C.
March 21, 2001

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA - UNITED STATES
REPORTING DIFFERENCES
-----------------------------------------------------------------
--------

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the stockholders and Board of Directors dated March 21, 2001 is expressed in accordance with Canadian reporting standards, which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.



/s/ Labonte & Co.
-----------------
Labonte & Co.
CHARTERED ACCOUNTANTS

Vancouver, B.C.
March 21, 2001
                           inCALL SYSTEMS, INC.
                      (formerly iCall Systems, Inc.)
                      (formerly Altrex Incorporated)
                      (a development stage company)
                       CONSOLIDATED BALANCE SHEETS


December    December
                                                          31,
2001    31, 2000
ASSETS                                                    ------
--    --------

CURRENT
   Cash and cash equivalents                             $
130,066    $      -
   Accounts receivable
12,439           -
   Prepaid expenses
64,759           -
                                                          ------
--    --------

207,264           -
                                                          ------
--    --------

ADVANCES TO ICCP (Note 4)
1           -
FIXED ASSETS (Note 3)
92,582           -
GOODWILL (Note 5)
633,317           -
                                                          ------
--    --------
                                                         $
933,164    $      -

========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
   Accounts payable and accrued liabilities              $
82,696    $      -
   Convertible notes payable (Note 6)
892,243           -
                                                          ------
--    --------

974,939           -
                                                          ------
--    --------

DEFERRED INCOME TAX
14,833           -

COMMITMENTS AND CONTINGENCIES (Notes 1 and 9)

STOCKHOLDERS' EQUITY
   Capital stock (Note 7)
      Authorized:
         65,000,000 common shares with $.001 par value
         10,000,000 Preferred A shares
      Issued and outstanding: 5,456,926 December 31,
         2000 - 25,000,000 common shares
957       2,500
   Additional paid in capital
854,161       5,000
   Obligation to issue shares (Note 5)
215,002           -
   Deficit Accumulated during development stage
(56,608)          -
                                                          ------
--    --------

$933,164    $      -

========    ========

 The accompanying notes are an integral part of these consolidated financial statements
                            inCALL SYSTEMS, INC.
                       (formerly iCall Systems, Inc.)
                       (formerly Altrex Incorporated)
                       (a development stage company)
                   CONSOLIDATED STATEMENTS OF
OPERATIONS


October

20, 1998

(inception)
                                        Years ended December 31
to December
                                        2001               2000
31, 2001
                                        ---------     ---------
-----------

REVENUE                                 $  70,618     $       -
$    70,618
                                        ---------     ---------
-----------

EXPENSES
   Accounting and legal                    35,243             -
35,243
   Consulting                             113,051             -
113,051
   Depreciation                            11,445             -
11,445
   General and administrative             276,502             -
284,002
   Interest                                27,243             -
27,243
   Investor relations                      96,708             -
96,708
   Travel                                  82,322             -
82,322
   Write down of advances to
      ICCP (Note 4)                       532,499             -
532,499
                                        ---------     ---------
-----------
                                        1,175,013             -
1,1782,513
                                        ---------     ---------
-----------

OPERATING LOSS                         (1,119,228)            -
(1,126,728)
                                        ---------     ---------
-----------

INCOME TAX - DEFERRED                     (14,833)            -
(14,822)
                                        ---------     ---------
-----------

NET LOSS FPR THE PERIOD               $(1,119,228)    $       -
$(1,126,728)
                                        =========     =========
===========

BASIC NET LOSS PER SHARE              $     (0.08)    $    0.00
                                        =========     =========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                  14,614,329    25,000,000
                                        =========     =========


 The accompanying notes are an integral part of these consolidated financial statements
                               inCALL SYSTEMS, INC.
                           (formerly iCall Systems, Inc.)
                           (formerly Altrex Incorporated)
                           (a development stage company)
                  CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY

                    Common shares
                                    Additional Obligation
Total
                  Number of         Paid-In    to issue   Accum
Stockholders
                  Shares     Amount  Capital    shares
Deficit     Equity
                  --------  -------  -------    -------   ------
- -----------
Issued to founders
  At inception   2,000,000  $2,000  $  (2,000) $      -   $
- $         -

Issued for cash
  At $0.15         500,000     500      7,000         -
-       7,500

Net loss, year end
  December 31,
  1998                   -       -          -         -
(7,500)     (7,500)
                  --------  -------  -------    -------   ------
- -----------

Balance, December
  31, 1998 and
  1999           2,500,000   2,500      5,000         -
(7,500)          -

Forward stock
  split
  10 for 1      22,500,000       -          -         -
-           -
                  --------  -------  -------    -------   ------
- -----------

Balance, December
  31, 2000      25,000,000   2,500      5,000         -
(7,500)          -

Returned to
  treasury and
  cancelled    (19,888,000) (1,988)     1,988         -
-           -

Issued in
  exchange for
  acquisition
  (Note 5)         334,926     335    502,054         -
-     502,389

To be issued in
  exchange for
  acquisition
  (Note 5)               -       -          -   215,002
-     215,002

Issued for cash
  at $1.50 net of
  finder fee of
  $10,500          110,000     110    154,390         -
-     154,500

Stock-based
  compensation
  (Note 7)               -       -    190,729        -
-     190,729

Net loss, year
  Ended December
  31, 2001              -        -          -        -
(1,119,728) (1,119,228)
                  --------  -------  -------    -------   ------
- -----------

Balance,
  December
  31, 2001      5,456,926   $   957 $854,161   $215,002
$(1,126,728) $(56,608)
                =========   ======= ========   ========
=========   =======

The accompanying notes are an integral part of these consolidated financial statements
                            inCALL SYSTEMS, INC.
                       (formerly iCall Systems, Inc.)
                       (formerly Altrex Incorporated)
                       (a development stage company)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


October 20, 1998
                                    Years Ended December 31
(inception) to

December 31,
                                    2001               2000
2001
                                    ------------     ------    -
-----------
CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss for the year               $ (1,119,228)    $     -   $
(1,126,728)

Adjustments to reconcile net
   loss to net cash used in
   operating activities

   - depreciation                      11,445           -
11,445
   - stock based compensation         190,729           -
190,729
   - deferred income taxes             14,883           -
14,883
   - accrued interest on
        convertible notes              27,243           -
27,243
   - write down of advances
        to ICCP                       532,499           -
532,499
   - accounts receivable              (12,439)          -
(12,439)
   - prepaid expenses                 (64,759)          -
(64,759)
   - accounts payable                  82,695           -
82,695
                                    ------------     ------    -
-----------

CASH USED IN OPERATING ACTIVITIES    (336,982)          -
(344,482)
                                    ------------     ------    -
-----------

CASH FLOWS FROM IN INVESTING
ACTIVITIES

   - acquisition of fixed assets      (19,952)            -
(19,952)
   - advances to ICCP                (532,500)            -
(532,500)
                                    ------------     ------    -
-----------
CASH FLOWS USED IN INVESTING
ACTIVITIES                           (552,452)            -
(552,452)
                                    ------------     ------    -
-----------

CASH FLOWS FROM FINANCING
ACTIVITIES
   - proceeds from issuance of
        convertible notes payable     865,000             -
865,000
   - proceeds from issuance of
        common shares for cash        154,500             -
162,000
                                    ------------     ------    -
-----------








CASH FLOWS FROM FINANCING
ACTIVITIES                             1,019,500          -
1,027,000
                                    ------------     ------    -
-----------

INCREASE IN CASH AND
   EQUIVALENTS                           130,066          -
130,066

CASH AND EQUIVALENTS -
   BEGINNING OR PERIOD                         -          -
-
                                    ------------     ------    -
-----------

CASH AND EQUIVALENTS -
   END OF PERIOD                     $   130,066     $    -
$  130,066
                                    ------------     ------    -
-----------

Significant non-cash activities:

During 2001 the Company agreed to issue 478,261 shares of common stock in exchange for all of the business assets of 1st Call. Refer to Note 5.


 The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

inCall Systems, Inc. was incorporated as Altrex Incorporated on October 20, 1998, under the laws of the State of Nevada. The Company changed its name to iCall Systems Inc. on January 22, 2001 and subsequently changed its name to inCall Systems, Inc. on February 8, 2002.

By agreement dated November 22, 2000 between the Company and the shareholders of The Internet Call Centre Pte Ltd. ("ICCP") the Company agreed to acquire all the issued and outstanding shares of ICCP in exchange for the issuance of 6,500,000 restricted common shares, subject to certain conditions and completion of due diligence. ICCP is a private Singapore company, which is facilitating real-time sales and customer service for companies doing business on the Internet. During October 2001 the parties mutually agreed to formally rescind the November 22, 2000 acquisition agreement. During 2001 the Company advanced a total of $532,500 to ICCP to develop its business, however, as the Company subsequently determined not to proceed with this acquisition, the agreement was not consummated and the share exchange did not occur. Refer to Note 4.

The Company is in its development stage and to date its activities have been limited to capital formation the development of its call centre business. By agreement dated
July 30, 2001 the Company acquired the business and assets of 1st Call Pte Ltd., a Singapore-based call centre provider. Refer to
Note 5. On November 1, 2001 the Company commenced business operations in Singapore through its new subsidiary inCall systems Pte Ltd. Subsequent to year end the Company acquired the assets and VOIP technology developed by Vocalscape Communications Ltd. Refer to Note 10. The Company is currently engaged in the strategic combining of internet call centre providers into a larger organization, or network, which can effectively compete with regional and national service providers.

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2001 the Company has a working capital deficiency of $767,675 and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on its ability to obtain additional financing, settling its outstanding debts and ultimately to attain profitable operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying financial statements are presented in United
States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation
The financial statements include the accounts of the Company and its wholly owned subsidiaries, inCall Systems Pte Ltd. incorporated in Singapore which commenced operations on November 1, 2001, and inCall Systems Sdn Bhd incorporated in Malaysia on December 12, 2001. All significant intercompany balances and transactions are eliminated on consolidation.

Revenue recognition
Income is recognized when services are rendered.

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

Cash and cash equivalents
Cash and cash equivalents consists of cash on deposit and highly liquid short-term interest bearing securities with maturities at the date of purchase of three months or less.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(cont'd)

Fixed assets
Fixed assets are recorded at cost. Depreciation is computed at the following rates over the estimated useful lives of the assets:

Computer equipment

	1 year straight-line
Computer software

	30% declining balance
Furniture and fixtures

	6 years straight-line
Office equipment

	6 years straight-line
Leasehold improvements

	6 years straight-line

Goodwill and other intangible assets
In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company does not expect SFAS 142 will have a material impact on the Company's financial position or results of operations.

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

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Recent Accounting Pronouncements
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 will have a material impact on the Company's financial position or results of operations.


NOTE 3 - FIXED ASSETS


2001
2000



Computer equipment and software
$
64,517
$
-
Furniture and fixtures
3,163
-
Office equipment
22,897
-
Leasehold improvements
13,450
-




104,027
-
Less: accumulated depreciation
(11,445)
-




$
92,582
$
-










NOTE 4 - ADVANCES TO ICCP

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

During October 2001 the parties mutually agreed to formally rescind the November 22, 2000 acquisition agreement. As a result the Company never legally owned the shares of ICCP. Due to inability to obtain further capital the operations of ICCP have been shut down. Due to the uncertainty of recovery of the advances, the Company has made an impairment provision resulting in a loss of $532,499 for the year ended December 31, 2001. In accordance with the terms of the rescission agreement, ICCP has agreed to issue 311,842 shares of preferred "A" stock of ICCP to the Company in settlement of these advances. To date these shares have not been issued.


NOTE 5 - ACQUISITION OF BUSINESS ASSETS OF 1st CALL PTE LTD.

On July 30, 2001 the Company acquired all of the business assets of 1st Call Pte Ltd. ("1st Call"), a Singapore-based call centre provider of outsourced customer interactive services in Asia, in exchange for 478,261 shares of restricted common stock of the Company valued at $1.50 per share for a purchase price of $717,391.

The business combination has been accounted for using the purchase method of accounting. At December 31, 2001 the Company revised the allocation to the assets acquired as follows:

Assets acquired at fair value:

Fixed assets
$
84,074
Goodwill and other intangibles
633,317


Purchase price
$
717,391

During the period the Company issued 334,926 shares in connection with this acquisition. The remaining 143,335 shares have not been issued and have been recorded as an obligation to issue shares totalling $215,002. Refer to Note 7.

In accordance with the provisions of SFAS 142, goodwill will be reviewed annually for impairment.


NOTE 6 - CONVERTIBLE NOTES PAYABLE

During the year the Company obtained loans secured by convertible notes in the amount of $440,000 with Update Ltd. ("Update"). The notes bear simple annual interest at 6%, with principal and interest due by March 29, 2002 subsequently extended to September 20, 2002. The notes give Update the option of converting into restricted common shares at a conversion price equal to the lesser of 75% of the average closing price for the five trading days prior to conversion or $1.25 per share. In the event of a default, (interest not paid or debenture not paid at maturity) interest will continue to accrue on the total amount then due at an annual interest rate of 12% plus a collection fee of $10,000.



NOTE 6 - CONVERTIBLE NOTES PAYABLE (cont'd)

The Company also obtained additional loans secured by convertible notes for an additional $425,000 with Update ($35,000 on June 19, 2001, $50,000 on July 1, 2001, $40,000 on October 3, 2001, $20,000 on October 17, 2001, $140,000 on
November 15, 2001 and $140,000 on December 12, 2001). These notes have ten-month terms from the funding date with simple annual interest at 6%, payable monthly. The notes give Update the option of converting into restricted common shares at a conversion price equal to the lesser of 60% of the average closing price for the five trading days prior to conversion or $1.25 per share. In the event of a default, (interest not paid or debenture not paid at maturity) interest will continue to accrue on the total amount then due at an annual interest rate of 12% plus a collection fee of $10,000.

All of the notes contain a restriction on future financings that the Company shall not issue common stock for a price of less than $1.50 without the written permission of the Lender for as long as any principal remains outstanding. Further, the Company pledged all of its assets as collateral for the loan. The Company also agreed to file a General Security Agreement ("GSA"), or GSA-equivalent, to register this security claim. As at December 31, 2001, interest of $27,243 has been accrued and included in the balance owing.


NOTE 7 - CAPITAL STOCK

Stock options
During the year the Company granted a total of 1,100,00 options to acquire shares of the Company's common stock to certain officers, directors and employees of the Company and its subsidiaries. The options were granted at an exercise price of $2.00 per share and vest evenly over periods ranging from 6 months to 24 months from the date of each grant.

The following table summarizes information about stock options outstanding as at December 31, 2001:



Options Outstanding
Options
Vested


Exercise
Price

Market
Price at
Date of
Grant

Number
Outstanding
Weighted
Average
remaining
life

Number
Outstanding





$   2.00
$   2.35
600,000
9.39 years
402,083
$   2.00
$   2.40
500,000
9.77 years
125,000







1,100,000
9.56 years
527,083

Stock-based compensation
The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25 and complies with the disclosure provisions of SFAS No. 123. In accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. In addition, the Company has adopted the provisions of FIN 44.

The 1,100,000 options were granted to employees, officers and directors at less than market value of the Company's common stock with a total intrinsic value, being the excess of the quoted market price of the common stock over the exercise price at the date the options are granted, of $410,000. In accordance with the provisions of ABP No. 25, this additional compensation will be recognized over the vesting period of the options of which $190,729 has been recorded to December 31, 2001.

In addition, with respect to stock options granted to employees, officers and directors, the following pro-forma information is provided as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 5%, expected option life of 10 years and an expected volatility of 28%.

NOTE 7 - CAPITAL STOCK (cont'd)





Net loss
As reported
$
(1,119,228)
APB 25 compensation
expense
As reported
190,729
SFAS 123 compensation
expense
Pro-forma
(702,000)




Pro-forma
$
(1,630,499)



Pro-forma net loss per
share


     Basis and fully
diluted
Pro-forma
$
(0.11)

Stock Option Plan
Effective March 15, 2002, the Company adopted a stock option plan, the 2002 Stock Option Plan (the "Plan"). The plan allows for the granting of options to acquire shares of the Company's common stock in an amount not to exceed 25% of the shares otherwise issued and outstanding. The Plan allows for the granting of either Incentive Stock Options or Nonqualified Stock Options at a price not less than 80% of the market value of the Company's common stock for terms not to exceed 10 years. The vesting of the options granted is at the discretion of the Company's Board of Directors. The plan permits granting of options to employees, consultants, officers and employee directors of the Company and any of its subsidiaries.


NOTE 8 - RELATED PARTY TRANSACTIONS

During the year consulting fees totalling $118,848 were paid to three officers and directors of the Company.


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

Agreement with Hewlett Packard Malaysia Sdn Bhd
During the year the Company entered into a strategic alliance with Hewlett Packard Malaysia Sdn Bhd ("HP") requiring the Company to advance $54,000 to HP as prepayment for rent expense on infrastructure being provided by HP. The rent will be $3,000 per month over the life of the agreement and no prepaid amounts will be refunded on early termination. As at December 31, 2001 only $27,000 of this amount had been advanced. In addition, HP will be entitled to participate in the Malaysian operations of the Company, to the extent of 12% of total revenue or 49% of operating profits, whichever is greater.


NOTE 10 - INCOME TAXES

The Company's has net operating loss carryforwards of approximately $570,000 at December 31, 2001. These carryforwards will expire, if not utilized, beginning in 2015. The potential tax benefit of these losses has not been recorded as a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to year end the Company acquired certain assets and voice over internet protocol technology ("VOIP") developed by Vocalscape Communications Ltd. from Blackwater Gold Corp, a British Columbia, Canada company for $615,000. The consideration was by way of $15,000 cash and 300,000 common shares of the Company at $2.00 per share. As further consideration, for 24 months, inCall will pay a royalty of 2% of gross revenue reported by the Company and thereafter for 36 months the Company will pay a royalty of 1% of the gross revenue reported by the Company, subject to a maximum of $250,000 per year. The Company has the right to repurchase the 300,000 shares at a price of $2.20 per share in the first year and at $2.40 per share in the second year.

Subsequent to year-end the Company authorized the issuance of 20,000 shares of its common shares in exchange for legal services.

Subsequent to year-end the Company authorized the issuance of 28,000 common shares in exchange for investor relations services valued at $70,000, of which $45,000 had been incurred prior to year-end.

Effective April 2, 2002 the Company authorized a forward split of its common shares on a 2:1 basis resulting in an increase to the total issued and outstanding number of shares of common stock to 11,609,852 shares.






ITEM 2. PROPERTIES

     The Company does not own any real estate or other properties. The Company's registered office is located at 2764 Lake Sahara Drive, Suite 115, Las Vegas, NV 89117.

ITEM 3. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or other party involving the Company or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

 The Company's common stock is traded on the OTC Bulletin Board under the symbol "ICAS". The market for the Company's common stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to the Company's common stock for the twelve months ending December 31, 2001. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

                                      FISCAL YEARS ENDED
                  ---------------------------------------------------------
                                      DECEMBER 31, 2001
                 ----------------------------------------------------------
                  HIGH BID          LOW BID
                  ---------------------------------------------------------

First Quarter      $ 2.31            $ 2.09
Second Quarter     $ 2.45            $ 2.10
Third Quarter      $ 2.50            $ 2.35
Fourth Quarter     $ 2.95            $ 2.40


HOLDERS

     As of December 31, 2001, the Company had approximately 40 shareholders of record.

DIVIDENDS

     No dividends have ever been declared by the board of directors of the Company on its common stock. The Company's losses do not currently indicate the ability to pay any cash dividends, and the Company does not indicate the intention of paying cash dividends on its common stock in the foreseeable future.

TRANSFER AGENT

     The Company's transfer agent is Signature Stock Transfer, Inc.

RECENT SALES OF UNREGISTERED SECURITIES

NONE.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

SEE ABOVE.


CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

On January 31,2001 Merri Nickerson, CPA, the principal independent accountant of the Company resigned due to a mutual understanding between management of the Company Merri Nickerson. On October 26, 2001 The Company's Board of Directors approved new certifying accountants LaBonte & Co., Chartered Accountants, #1205 - 1095 West Pender Street, Vancouver, British Columbia V6E 2M6 as the principal independent accountant for the Company.

During the Company's two most recent fiscal years and any subsequent interim period preceding the resignation of Merri Nickerson, there were no disagreements with Merri Nickerson nor LaBonte & Co. which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Merri Nickerson or LaBonte & Co., would have caused either Merri Nickerson or Labonte & Co. to make reference to the subject matter of the disagreements in connection with its respective reports. Neither Merri Nickerson nor LaBonte & Co., as the Company's principal independent accountant, provided an adverse opinion or disclaimer of opinion to the Company's financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles, except the respective reports for the year ended December 31, 2000 and 2001 contained an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern as described to the consolidated financial statements for the year ended December 31, 2001.


AUDIT COMMITTEE

As of the date of this Annual Report, the Company has not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by the board of directors of the Company. When established, the audit committee's primary function will be to provide advice with respect to the Company's financial matters and to assist the board of directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor the Company's financial reporting process and internal control system; (ii) review and appraise the audit efforts of the Company's independent accountants; (iii) evaluate the Company's quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the board of directors.

The board of directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant's independence.

AUDIT FEES
As of the date of this Annual Report, the Company has incurred approximately $5,400 in fees to its principal independent accountants for professional services rendered during fiscal year ended December 31, 2001 in connection with preparation of the Company's audited financial statements. For fiscal year ended December 31, 2001, the Company incurred approximately $19,000 as fees billed by its principal independent accountant for all other non-audit services (including reviews of the Company's quarterly financial statements).

TRANSFER AGENT
The Company's transfer agent is Signature Stock Transfer, Inc., 14675 Midway Road, suite 221 Addison Texas 75001, telephone (972) 788.4193, and facsimile
(972) 788.4192.



DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS
As of the date of this Annual Report, the directors and executive officers of the Company are as follows:

Name                      	Age                 Position with the Company
----                           	 ---                 ------------------
-------

Marc Crimeni              	 43                 	Chairman, CEO, Director
Ron McIntyre              	 53                  	President
Robert Harris               	55                 	Director/Secretary
Ranjeet Sundher	      	38		Director

Marc Crimeni, Chief Executive Officer
Mr. Crimeni has focused exclusively on the sales and marketing of high-tech products in his 20-year career, specializing in international marketing. He has been instrumental in the growth of several of North America's leading software companies. Mr. Crimeni's resume includes Sydney Development Corp., Consumers Software, Inetco Systems and Microsoft Corporation of Redmond, Washington. During his tenure with Consumer Software Inc. (CSI), he was responsible for dealer distribution and negotiated agreements in 22 countries
- resulting in a ten-fold increase in the distribution run rate (monthly sales).

Mr. Crimeni had an active role in CSI becoming one of the largest Canadian software companies ever acquired by Microsoft. After the acquisition, he accepted a position with Microsoft where he continued to represent the international distribution channel for Microsoft. Mr. Crimeni has conducted business in over 60 countries, establishing distributors, dealers and resellers, and he has strong global contacts and experience to draw upon. Recently, he served as President & CEO of eduverse.com, and was Vice President of Sales & Marketing at InMedia Presentations Inc. Prior to InMedia, he was the Manager of International Sales for Inetco Systems Ltd., a Vancouver based privately held software company.

On September 3,1998, the British Columbia Securities Commission fined Mr. Crimeni Cdn$10,000 for failing to disclose in a regulatory filing a pending criminal proceeding involving the improper storage of a firearm. As a result of this action, Mr. Crimeni agreed to resign any position he held as a director or officer of a reporting issuer in British Columbia, to not serve as a director or officer of any reporting issuer in British Columbia and to not engage in any investor relations activities until December 4, 1999. Mr. Crimeni completed an educational program relating to securities and is now eligible to serve as a director or executive officer of a British Columbia reporting issuer.
Ron McIntyre, President
Ron McIntyre has extensive management experience with technology companies and start-ups in the United States and Canada. Included in his experience are three corporate mergers/acquisitions.

On March 19, 1998, as President of Visionary Solutions (VSI:ASE), Mr. McIntyre signed merger documents for an Agresso (UNI:Oslo) take over bid. In 1992, Mr. McIntyre also served on the Board of Directors of Richmond Software (The Maximizer) until the company's merger with Modatech (NASDAQ).

In 1989, he joined Consumers Software Inc. as Director of Sales & Marketing and was instrumental in increasing software sales by more than 500% until the company was acquired by Microsoft on April 8, 1991.
Robert Harris, Secretary, Director
Robert Harris worked in and around public companies for many years. Prior to joining inCall, Mr. Harris served as the Manager of Creative and Research for Eduverse Dot Com and as Secretary and Director of the Company since June 3, 1998.

From 1996 to 1998, Mr. Harris served as executive assistant to the Investment Director of a private investment corporation based in Vancouver and Riyadh, Saudi Arabia and as the assistant to the President for Wayburn Resources Inc., a mineral exploration company. From November 1990 to November 1995, Mr. Harris served as a compliance officer and a director for SZL
Sportsight   Inc., a  sports entertainment technology company. Mr, Harris brings a wealth of both private and public company experience to inCall. Board of Directors of the Company:

Name:					Age:
Marc Crimeni				43
Robert Harris				53
Ranjeet Sundher			34
Marc Crimeni, Director
Mr. Crimeni has focused exclusively on the sales and marketing of high-tech products in his 20-year career, specializing in international marketing. He has been instrumental in the growth of several of North America's leading software companies. Mr. Crimeni's resume includes Sydney Development Corp., Consumers Software, Inetco Systems and Microsoft Corporation of Redmond, Washington. During his tenure with Consumer Software Inc. (CSI), he was responsible for dealer distribution and negotiated agreements in 22 countries
- resulting in a ten-fold increase in the distribution run rate (monthly sales).

Mr. Crimeni had an active role in CSI becoming one of the largest Canadian software companies ever acquired by Microsoft. After the acquisition, he accepted a position with Microsoft where he continued to represent the international distribution channel for Microsoft. Mr. Crimeni has conducted business in over 60 countries, establishing distributors, dealers and resellers, and he has strong global contacts and experience to draw upon. Recently, he served as President & CEO of eduverse.com, and was Vice President of Sales & Marketing at InMedia Presentations Inc. Prior to InMedia, he was the Manager of International Sales for Inetco Systems Ltd., a Vancouver based privately held software company.
Robert Harris, Secretary, Director
Robert Harris worked in and around public companies for many years. Prior to joining inCall, Mr. Harris served as the Manager of Creative and Research for Eduverse Dot Com and as Secretary and Director of the Company since June 3, 1998.

From 1996 to 1998, Mr. Harris served as executive assistant to the Investment Director of a private investment corporation based in Vancouver and Riyadh, Saudi Arabia and as the assistant to the President for Wayburn Resources Inc., a mineral exploration company. From November 1990 to November 1995, Mr. Harris served as a compliance officer and a director for SZL
Sportsight   Inc., a  sports entertainment technology company. Mr, Harris brings a wealth of both private and public company experience to inCall. Ranjeet Sundher, Director
Ranjeet Sundher has been Regional Managing Director of PT Bhineka Handal (Indonesia) for the past five years, overseeing and coordinating foreign investment in the South East Asian region. As a director of a Canadian listed public company, Mr. Sundher acquired more than 15 years experience within the North American capital markets covering a wide range of positions. These include direct securities trading, investor relations, and profile building with public companies, and capital markets management with both of Canada's largest brokerage firms in Vancouver. Recently, Mr. Sundher founded Cybersia Inc., which has grown into the largest Chinese genealogy and family service company in the world.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's directors and officers, and the persons who beneficially own more than ten percent of the common stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by the Company and on the representations of the reporting persons, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2001.

EXECUTIVE COMPENSATION
COMPENSATION OF OFFICERS AND DIRECTORS

Marc Crimeni has been with the Company since April 1, 2002 and was compensated $45,000. Mr Ron McIntyre has been with the Company since November 1, 2001 and was compensated $10,000 dollars. Mr. Robert Harris has been with the Company since March 1, 2001 and was compensated $25,316. Mr. Ranjeet Sundher has been with the Company since February 1, 2001 and was compensated $55,000.


STOCK OPTIONS AND PURCHASE PLANS

DIRECTORS, OFFICERS, PROMOTERS AND PRINCIPAL HOLDERS OF SECURITIES

The table set forth below summarizes the directors, officers, promoters and persons holding directly or indirectly more than ten percent (10%) of any class of voting securities of the Company. During 2001 the Company issued certain officers and directors of the Company a total of 1.1 million options.

Name			Options

Marc Crimeni		250,000
Ron McIntyre		250,000
Seah, Chin Tiong	250,000
Gary Halak		250,000
Robert Harris		100,000

Options Granted at an exercise price of US $2.00 per share and are subject to the terms and conditions as set out in the Company's Stock Option Plan. As of December 31, 2001 the board of directors had not yet approved the Company's stock option plan.

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

(b) The Company filed the following reports on Form 8-K during the twelve months ended December 31, 2001.

(1) Form 8-K/A, filed on January 24, 2001.Announced the board of Altrex approved the acquisition of The Internet call Center
(2) Form 8-K/A, filed on April 11, 2001.Announced Changes in Registrant's Certifying Accountant
(3) Form 8-K/A, filed on May 8, 2001. Announced a name change from Altrex to inCall Systems, Inc, the appointment of a new President & CEO and a new corporate Secretary.
(4) Form 8-K/A, filed on September 3, 2001. Announced the resignation of a Company director and the proposed reduction of shares to be issued to The Internet CallCentre Pte Ltd.
(5) Form 8-K/A, filed on November 13, 2001. Announced a change in the Company's certified auditors and announced the recession agreement between the Company and The Internet Call Centre Pte ltd.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







INCALL SYSTEMS, INC.
Dated: April 15, 2002                    /s/ Marc Crimeni
                                         ----------------
                                         Marc Crimeni
                                         CEO