Form 10QSB
period 2002-03-31
ICALL SYSTEMS INC /NV/
filed 2002-05-22
CIK 1072988

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                              FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2002

                    Commission file number: 0-26813

                         inCALL SYSTEMS, INC.
                         --------------------
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

                           (866) 628-5278
                           --------------
         Registrant's telephone number, including area code

                        iCall Systems, Inc.
                        -------------------
             (former name, if changed since last report)

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

As of March 31, 2002, there were 5,822,592 shares of the Issuer's common stock outstanding.






                               INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Balance Sheets as of March 31, 2002
    (unaudited) and December 31, 2001................................  3

  Unaudited Statements of Operations for the three
    months ended March 31, 2002 and 2001
    and from Oct 13, 1999 (inception)................................  4

  Unaudited Statements of Cash Flows for the three
    months ended March 31, 2002 and 2001
    and from Oct 13, 1999 (inception)  ............................... 5

  Notes to Unaudited Interim Financial Statements..................... 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS......................... 1?

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

ITEM 5.  OTHER INFORMATION........................................... 15

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K............................. 15

         EXHIBITS.................................................... 15

         REPORTS ON FORM 8-K......................................... 16

         SIGNATURES.................................................. 16
                           inCALL SYSTEMS, INC.
                      (formerly iCall Systems, Inc.)
                      (a development stage company)
                       CONSOLIDATED BALANCE SHEETS

                                                    March 31,  December 31,
                                                       2002        2001
                                                   ----------  -----------
                                                   (Unaudited)
                               ASSETS
CURRENT
   Cash and cash equivalents                       $   14,191  $   130,066
   Accounts receivable                                 76,277       12,439
   Prepaid expenses                                   129,010       64,759
                                                   ----------  -----------
                                                      219,478      207,264

ADVANCES TO ICCP                                            1            1
FIXED ASSETS (Note 3)                                 114,341       92,582
VOIP TECHNOLOGY (Note 4)                              600,000            -
GOODWILL (Note 5)                                     633,317      633,317
                                                   ----------  -----------
                                                   $1,567,137  $   933,164
                                                   ----------  -----------
          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT
   Accounts payable and accrued liabilities        $  146,961  $    82,696
   Due to related parties                               3,701            -
   Convertible notes payable (Note 6)               1,005,320      892,243
                                                   ----------  -----------
                                                    1,155,982      974,939

DEFERRED INCOME TAX                                    14,833       14,833
                                                   ----------  -----------
                                                    1,170,815      989,772
                                                   ----------  -----------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 9)
STOCKHOLDERS' EQUITY
   Capital stock (Note 7)
      Authorized:  65,000,000 common shares with $0.001
      par value; 10,000,000 Preferred A shares
      Issued and outstanding: 5,822,592
      (December 31, 2001 - 5,456,926) common shares    1,323          957
   Additional paid-in capital                      1,663,133      854,161
   Obligation to issue shares (Note 5)               215,002      215,002
   Deficit accumulated during development stage   (1,483,136)  (1,126,728)
                                                   ----------  -----------
                                                     396,322      (56,608)
                                                   ----------  -----------
                                                  $1,567,137  $   933,164
                                                   ----------  -----------

The accompanying notes are an integral part of these interim consolidated financial statements
                             inCALL SYSTEMS, INC.
                        (formerly iCall Systems, Inc.)
                         (a development stage company)
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                                           October 13, 1999
                                                              (inception)to
                                   Three months ended March 31    March 31,
                                      2002             2001        2002
                                   ----------       ----------   ----------
                                                                   (Note 1)

REVENUE                           $  117,000       $       -   $   117,000

COST OF REVENUE                       62,366               -        62,366
                                  ----------       ----------  -----------
GROSS MARGIN                          54,634               -        54,364
                                  ----------       ----------  -----------

EXPENSES
   Consulting                         95,753               -       208,804
   Depreciation                        7,000               -        18,445
   General and administrative        244,447               -       646,014
   Interest                           13,842           3,564        41,085
   Investor relations                 50,000               -       146,708
   Write down of advances to ICCP          -         339,999       532,499
                                  ----------       ----------  -----------
                                     411,042         343,563     1,593,555

OPERATING LOSS                      (356,408)       (343,563)   (1,468,303)

INCOME TAX - DEFERRED                      -               -       (14,833)
                                 ----------       ----------    -----------

NET LOSS FOR THE PERIOD          $ (356,408)      $ (343,563)  $(1,483,136)
                                 ----------       ----------    -----------

BASIC NET LOSS PER SHARE         $    (0.07)      $    (0.01)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                    5,481,304       25,000,000

The accompanying notes are an integral part of these interim consolidated financial statements
                             inCALL SYSTEMS, INC.
                        (formerly iCall Systems, Inc.)
                        (a development stage company)
                INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                          October 13, 1999
                                                             (inception)to
                                   Three months ended March 31    March 31,
                                      2002             2001        2002
                                  ----------       ----------   -----------
                                                                  (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period       $ (356,409)      $ (343,563)  $(1,483,137)
   Adjustments to reconcile net
      loss to net cash used in
      operating activities
   - depreciation                     7,000                -        18,445
   - stock-based compensation        60,937                -       251,666
   - non-cash expenses               53,400                -        53,400
   - deferred income taxes                -                -        14,833
   - accrued interest on convertible
        notes                        13,077            3,564        40,320
   - write down of advances to ICCP       -          339,999       532,499
   - accounts receivable            (63,838)               -       (76,277)
   - prepaid expenses               (14,251)               -       (79,010)
   - accounts payable               109,267                -       183,090
   - due to related parties           3,701                -        12,573
                                 ----------       ----------   -----------
CASH USED IN OPERATING ACTIVITIES  (187,116)               -      (531,598)
                                 ----------       ----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   - acquisition of fixed assets    (28,759)               -       (48,711)
   - advances to Internet Call Centre
        Pte Ltd. ("ICCP")                 -         (340,000)     (532,500)
                                 ----------       ----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES  (28,759)        (340,000)
(581,211)
                                 ----------       ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   - proceeds from convertible notes
        payable                     100,000          340,000       965,000
   - proceeds from issuance of common
        shares for cash                   -                -       162,000
                                 ----------       ----------   -----------
CASH FLOWS FROM FINANCING
      ACTIVITIES                    100,000          340,000     1,127,000
                                 ----------       ----------   -----------
 (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                (115,875)               -        14,191

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD              130,066                -             -
                                 ----------       ----------   -----------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                 $   14,191       $        -   $    14,191
                                 ----------       ----------   -----------


OTHER NON-CASH TRANSACTIONS:

During the period the Company issued 7,666 common shares at $2.40 per share for services, 28,000 common shares at $2.50 per share for settlement of $45,000 of debt and for $25,000 services of which $10,000 is prepaid; 30,000 common shares at $2.00 per share for $60,000 of services of which $40,000 is prepaid; and 300,000 common shares at $2.00 per share for acquisition of VOIP technology.

The accompanying notes are an integral part of these interim consolidated financial statements

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

inCall Systems, Inc. was incorporated as Altrex Incorporated on October 20, 1998, under the laws of the State of Nevada. The Company changed its name to iCall Systems Inc. on January 22, 2001 to inCall Systems, Inc. on February 8, 2002.

The Company is in its development stage and to date its activities have been limited to capital formation and the development of its call centre business. By agreement dated July 30, 2001 the Company acquired the business and assets of 1st Call Pte Ltd., a Singapore-based call centre provider. Refer to Note 5. On November 1, 2001 the Company commenced business operations in Singapore through its new subsidiary inCall Systems Pte Ltd. In February 2002 the Company acquired the assets and VOIP technology developed by Vocalscape Communications Ltd. Refer to Note 4. The Company is currently engaged in the strategic combining of internet call centre providers into a larger organization, or network, which can effectively compete with regional and national service providers.

The interim consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2002 the Company has a working capital deficiency of $936,504 and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on its ability to obtain additional financing, settling its outstanding debts and ultimately to attain profitable operations.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.
In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation
The financial statements include the accounts of the Company and its wholly-owned subsidiaries, inCall Systems Pte Ltd. incorporated in Singapore which commenced operations on November 1, 2001, and inCall Systems Sdn Bhd incorporated in Malaysia on December 12, 2001. All significant intercompany balances and transactions are eliminated on consolidation.

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

Fixed assets
Fixed assets are recorded at cost. Depreciation is computed at the following rates over the estimated useful lives of the assets:

   Computer equipment                    30% declining balance
   Computer software                     1 year straight-line
   Furniture and fixtures                6 years straight-line
   Office equipment                      6 years straight-line
   Leasehold improvements                6 years straight-line
   VOIP technology                       5 years straight-line

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


NOTE 3 - FIXED ASSETS

                                                     March 31,  December
31,
                                                       2002        2001
                                                     ---------   ----------
   Computer equipment and software                   $  88,527   $  64,517
   Furniture and fixtures                                7,912       3,163
   Office equipment                                     22,897      22,897
   Leasehold improvements                               13,450      13,450
                                                     ---------   ----------
                                                       132,786     104,027

Less: accumulated depreciation                         (18,445)    (11,445)
                                                     ---------   ----------
                                                     $ 114,341   $  92,582
                                                     ---------   ----------

NOTE 4 - VOIP TECHNOLOGY

By agreement dated February 5 ,2002 and completed March 26, 2002 the Company acquired voice over internet protocol technology ("VOIP") developed by Vocalscape Communications Ltd. from Blackwater Gold Corp, a British Columbia, Canada company for $600,000 plus related equipment for $15,000. The consideration was by way of $15,000 cash and 300,000 common shares of the Company at $2.00 per share. As further consideration, for 24 months, inCall will pay a royalty of 2% of gross revenue reported by the Company and thereafter for 36 months the Company will pay a royalty of 1% of the gross revenue reported by the Company, subject to a maximum of $250,000 per year. The Company has the right to repurchase the 300,000 shares at a price of $2.20 per share in the first year and at $2.40 per share in the second year.

NOTE 5 - ACQUISITION OF BUSINESS ASSETS OF 1st CALL PTE LTD.

On July 30, 2001 the Company acquired all of the business assets of 1st Call Pte Ltd. ("1st Call"), a Singapore-based call centre provider of outsourced customer interactive services in Asia, in exchange for 478,261 shares of restricted common stock of the Company valued at $1.50 per share for a purchase price of $717,391.

The business combination has been accounted for using the purchase method of accounting as follows:

   Assets acquired at fair value:
      Fixed assets                          $         84,074
      Goodwill and other intangibles                 633,317

   Purchase price                           $        717,391

During 2001 the Company issued 334,926 shares in connection with this acquisition. The remaining 143,335 shares have not been issued and have been recorded as an obligation to issue shares totaling $215,002.
Management has determined that as of March 31, 2002 no impairment of goodwill has occurred.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2001 the Company obtained loans secured by convertible notes in the amount of $440,000 with Update Ltd. ("Update"). The notes bear simple annual interest at 6%, with principal and interest due on September 20, 2002. The notes give Update the option of converting into restricted common shares at a conversion price equal to the lesser of 75% of the average closing price for the five trading days prior to conversion or $1.25 per share. In the event of a default, (interest not paid or debenture not paid at maturity) interest will continue to accrue on the total amount then due at an annual interest rate of 12% plus a collection fee of $10,000.

The Company also obtained additional loans secured by convertible notes for an additional $525,000 with Update ($35,000 on June 19, 2001, $50,000 on
July 1, 2001, $40,000 on October 3, 2001, $20,000 on October 17, 2001,
$140,000 on November 15, 2001, $140,000 on December 12, 2001, $50,000 on
March 5, 2002 and $50,000 on March 25, 2002). These notes have ten-month terms from the funding date with simple annual interest at 6%, payable monthly. The notes give Update the option of converting into restricted common shares at a conversion price equal to the lesser of 60% of the average closing price for the five trading days prior to conversion or $1.25 per share. In the event of a default, (interest not paid or debenture not paid at maturity) interest will continue to accrue on the total amount then due at an annual interest rate of 12% plus a collection fee of $10,000.

All of the notes contain a restriction on future financings that the Company shall not issue common stock for a price of less than $1.50 per share without the written permission of the Lender for as long as any principal remains outstanding. Further, the Company pledged all of its assets as collateral for the loan. The Company also agreed to file a General Security Agreement ("GSA"), or GSA-equivalent, to register this security claim. As at March 31, 2002, interest of $40,320 has been accrued and included in the balance owing.

NOTE 7 - CAPITAL STOCK

During the period the Company issued 30,000 common shares in exchange for legal services of $40,000 and investor relations of $20,000, 7,666 common shares in exchange for consulting fees of $18,400, and 28,000 common shares in exchange for investor relations services valued at $70,000, of which $45,000 had been incurred prior to December 31, 2001.

In addition, the Company issued 600,000 common shares for certain assets and voice over internet protocol technology valued at $600,000. Refer to
Note 4.

Stock options
During 2001 the Company granted options to acquire a total of 1,100,000 shares of the Company's common stock to certain officers, directors and employees of the Company and its subsidiaries. The options were granted at an exercise price of $2.00 per share and vest evenly over periods ranging from 6 months to 24 months from the date of each grant.

The following table summarizes information about stock options outstanding as at March 31, 2002:

                                      Options Outstanding    Options Vested
                                                 Weighted
                Market price at       Number     Average          Number
 Exercise Price  Date of Grant    Outstanding remaining Life   Outstanding
  -------------------------------------------------------------------------
     $2.00            $2.35           600,000       9.14 years      433,333
     $2.00            $2.40           500,000       9.52 years      250,000
                                    ---------------------------------------
                                    1,100,000       9.31 years      683,333

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

The 1,100,000 options were granted to employees, officers and directors at less than market value of the Company's common stock with a total intrinsic value, being the excess of the quoted market price of the common stock over the exercise price at the date the options are granted, of $410,000. In accordance with the provisions of ABP No. 25, this additional compensation will be recognized over the vesting period of the options of which $60,937 has been recorded in the quarter ended March 31, 2002.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

During the period consulting fees totaling $50,000 were paid to three officers and directors of the Company. At March 31, 2002 $30,000 is owing to these parties and is recorded in accounts payable. In addition, net cash advances of $3,701 were received from a director.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Legal proceedings
A purported complaint is pending against the Company, Signature Stock Transfer, Inc., inCall Systems, Inc., Kevin Nichols and Jane Doe Nichols v. Jeffrey Bunch and Tracy Bunch, for declaratory judgment, injunctive relief and money damages, filed in the Superior Court of Washington, Spokane County. The complaint is based upon two shareholders both claiming ownership of certain common shares of the Company. The plaintiffs purport to be the record and beneficial owners of these share certificates.

The Company believes it is not a valid defendant and the Company believes the complaint is without merit and frivolous. Management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position or its results of operations.

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

NOTE 10 - INCOME TAXES

The Company's has net operating loss carryforwards of approximately $865,000 at March 31, 2002. These carryforwards will expire, if not utilized, beginning in 2015. The potential tax benefit of these losses has not been recorded as a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.


NOTE 11 - SUBSEQUENT EVENTS

Effective April 2, 2002 the Company authorized a forward split of its common shares on a 2:1 basis resulting in an increase to the total issued and outstanding number of shares of common stock to 11,609,852 shares.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

By agreement dated November 22, 2000 between the Company and the shareholders of The Internet Call Centre Pte Ltd ("ICCP"), the Company agreed to acquire all the issued and outstanding shares of ICCP in exchange for the issuance of 6,500,000 restricted common shares, subject to certain conditions and completion of due diligence. The Company subsequently determined not to proceed with this acquisition, the agreement was not consummated and the share exchange did not occur. During October 200,1 the parties mutually agreed to formally rescind the November 22, 2000 acquisition agreement. As a result of this rescission, the Company did not carry out any operations until November 2001. Therefore, comparisons of its quarter-end March 2001 and 2002 operating results are not meaningful and detailed discussions of revenue and expenses exclude comparisons to our quarter ended March 31, 2001.

The following discussion should be read in conjunction with the condensed consolidated financial statements and segment data and in conjunction with the Company's 10K filed April 15,, 2002. Results for interim periods may not be indicative of the results for the full year.


OVERVIEW

The Company offers an integrated suite of Customer Relations Management
(CRM) services, including Internet and telephony turnkey communications solutions, to corporations and provides them with the ability to experience increased customer retention, revenue and profitability.

Equipped with the latest in telephony and computer technologies, the Company provides all forms of customer contact and interaction services - ranging from telephone, fax and email management, to live interactive sales assistance using VoIP, text chat, co-web browsing and customer self-service - from a single source, backed by a sophisticated knowledge base. By agreement dated November 22, 2000 between the Company and the shareholders of The Internet Call Centre Pte Ltd ("ICCP"), the Company agreed to acquire all the issued and outstanding shares of ICCP in exchange for the issuance of 6,500,000 restricted common shares, subject to certain conditions and completion of due diligence. ICCP is a private Singapore company, which was facilitating real-time sales and customer service for companies doing business on the Internet. During 2001, the Company advanced a total of $532,500 to ICCP to develop its business, however, as the Company subsequently determined not to proceed with this acquisition, the agreement was not consummated and the share exchange did not occur. During October 2001, the parties mutually agreed to formally rescind the November 22, 2000 acquisition agreement.

The Company was assigned the accounts receivables of ICCP on October 26, 2001 of approximately $70,000 as part of the rescission agreement and recognized those accounts receivables in the fourth quarter 2001.

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

The business operations and assets of 1st Call were initially integrated with the operations of ICCP. During the fourth quarter of 2001, the assets and operations were relocated to separate premises as part of the terms of the ICCP rescission. Accordingly, no revenue or expenses relating to the operations of 1st Call have been included in the financial statements of the Company until the fourth quarter of 2001.

On November 1, 2001, iCALL Systems formed a new Singapore subsidiary called inCall Systems Pte Ltd and secured new office premises. The Company has moved all the assets of 1st Call Pte Ltd into the new office premises to operate under the name of inCall. Mr. Chin Tiong Seah, who was managing director of 1st Call, is the managing director of inCall Systems. All of the 1st Call permanent staff accepted employment with inCall Systems. All of the existing contracts and customers of 1st Call been have transferred to over to inCall Systems. Additionally, certain accounts of ICCP have also elected to transfer their business to the services of inCall Systems.

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

Additionally, HP has agreed to contract the Company to handle level 1 support calls for HP products sold in Malaysia. On December 12, 2001, the Company formed a new Malaysian subsidiary called inCall Systems Sdn Bhd and moved into new office premises in Hewlett-Packard's building. In conjunction with Hewlett-Packard the Company began construction of its Malaysian based call center.

To date Hewlett-Packard has invested approximately $220,000 dollars in the establishment of the Malaysian center. To date, inCall Systems has invested approximately $50,000 and intends to invest an additional $70,000 in completing the center.
Vocalscape Acquisition

February 13, 2002, the Company announced that it completed the acquisition of the assets of privately held Vocalscape Networks Inc. (www.vocalscape.com). The acquisition of Vocalscape's Voice over Intenet Protocol (VoIP) and electronic Customer Relationship Management (eCRM) solutions was a major milestone for inCall Systems' strategic plan for rapid growth. In September of 2001, TMC Labs bestowed its Innovation award and Editor's Choice award to Vocalscape's own VocalConnect citing, "[VocalConnect] is designed to help bring resolution to the 'abandoned shopping cart syndrome' prevalent in e-commerce. It does so by allowing the customer to either request a Web chat session or click on the phone button to speak directly to a Customer Service Representative."

inCall Systems acquired the assets of Vocalscape from Blackwater Gold Corporation (BWG) for a combination of stock and cash. Under the terms of the agreement, inCall Systems paid $15,000cash and 300,000 shares, valued at $2.00 per inCall share, issued under Rule 144 and carrying a 24-month legend. inCall will repurchase the shares at $2.20 per share for the first 12 months and $2.40 per share during months 13 to 24. Royalties are payable to Blackwater Gold Corporation by inCall Systems at the rate of 2% of gross revenue reported by inCall Systems for a 24 month period, followed by 1% of gross revenue for a 36 month period (the maximum cumulative royalties paid in any inCall Systems fiscal year shall not exceed $250,000.00).

New technologies like Vocalscape's eCRM products are in the early stage of market adoption. The Company has chosen a strategy of leveraging its newly acquired technology through bundling agreements in order to increase penetration and awareness in the market. These key strategic partnerships, which allow the Company to bundle its technology with that of its partners, serve to increase product awareness while at the same time generating revenue at a marginal cost. The Company is introducing its eCRM technology to the customer basis of its partners, without incurring significant marketing costs.

LIQUIDITY AND CAPITAL RESOURCES
During 2001 the Company aligned itself with several strategic partners. The Company believes that the achievements through March 31 2002 are expected to produce significant revenues. However, the Company must continue to invest in growth, infrastructure and sales and marketing. As a result the Company expects to continue to incur operating losses through the second quarter of 2002. Profitability is projected for the third quarter of 2002, but there can be no assurance that the Company will achieve profitability or, if profitability is achieved, that it will be sustained.

In the twelve months ending December 31, 2001, the Company had financed its operations principally through cash generated by convertible loans. During 2001, the Company raised US $865,000 through such loans. The Company also obtained additional loans secured by convertible notes for an additional $50,000 on March 5, 2002 and $50,000 on March 25, 2002. The Company maintains a cash balance that it believes will not sustain operations into the fourth quarter of 2002. The Company continues to explore all possibilities in securing financing sufficient to sustain operations, complete the launch of its Value Added Reseller (VAR) program, and proceed with call center acquisitions.

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

OPERATIONS

Revenues for the three months ended March 31, 2002 were $117,000. Revenues were primarily generated from Company's Singapore operations. Singapore's customer list includes Cisco, Hewlett-Packard, Sun MicroSystems and eBooks Inc.

Cost of Sales for the three months ended March 31, 2002 was $62,366 resulting in a Gross Profit of 54,634.

Accounting and legal expenses for the three months ended March 31, 2002 were $34,186. These expenses consisted of costs associated with general bookkeeping, accounting reviews, and legal assistance in evaluating business opportunities.

Consulting consisted of compensation for officers and directors of the Company who focused on seeking suitable acquisition companies, developing business and plans financial pro forma's and fund raising activities. Consulting expenses for the three months ended March 31, 2002 were $95,753.

General and Administrative expenses consist primarily of rent, phone and fax and other office expenses. General and Administrative expenses for the three months ended March 31, 2002 were $210,261.

Interest for the three months ended March 31, 2002 was $13,842 consisting of accrued interest on the Company's convertible notes.

Investor relations for the three months ended to March 31, 2002 consisted of profiling the Company in investment papers and the professional services of investment relations firms and personnel. During the period, expenses for investor relations were $50,000.

Total Operating Expenses for the three months ended March 31, 2002 were $411,042, resulting in an Operating Loss of $356,408. Basic Net Loss per Share amounted to $0.07 for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

In three months ended March 31, 2002, the Company has financed operations principally through cash generated by convertible loans. Through March 31, 2002, the Company raised a total of $100,000 in further loans.

Net cash used in operating activities was $187,116 for the three months ended March 31, 2002

Net cash provided by financing activities was US $71,241 for the three months ended March 31, 2002. Net cash, provided by financing activities for the three months ended March 31, 2001, was primarily attributable to proceeds generated from convertible loans less the acquisition of fixed assets, totaling $28,759.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      A purported complaint is pending against the Company, Signature Stock Transfer, Inc., inCall Systems, Inc., Kevin Nichols and Jane Doe Nichols v. Jeffrey Bunch and Tracy Bunch, for declaratory judgment, injunctive relief and money damages, filed in the Superior Court of Washington, Spokane County. The complaint is based upon two shareholders both claiming ownership of certain common shares of the Company. The plaintiffs purport to be the record and beneficial owners of these share certificates.

The Company believes it is not a valid defendant and the Company believes the complaint is without merit and frivolous. Management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position or its results of operations.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) All exhibits required to be filed herein are incorporated by reference to Registrant's Form 10-SB, previously filed with the Commission on March 31, 2002.

(b) The Company filed the following reports on Form 8-K during the three months ended March 31, 2002.

   (1) inCall Systems acquired the assets of Vocalscape from Blackwater Gold Corporation ("BWG") for a combination of stock and cash. Under the terms of the agreement, inCall Systems will pay $15,000 cash and 300,000 shares, valued at $2.00 per inCall Systems' share, issued under Rule 144 of Regulation S and will carry a 24-month restrictive legend. inCall Systems has the right to repurchase the shares at $2.20 per share for the first 12 months and $2.40 per shares during months 13 to 24. Royalties are payable to Blackwater Gold Corporation by inCall Systems at the rate of 2% of gross revenue reported by inCall Systems for a 24-month period, followed by 1% of gross revenue for a 36-month period (with the maximum cumulative royalties paid in any inCall Systems fiscal year not to exceed $250,000).

The acquisition of Vocalscape's Voice over Internet Protocol (VoIP) and electronic Customer Relationship Management (eCRM) solutions is a large component of inCall Systems' strategic growth plan.

   (2) The Company has received signed Proxy Cards, including signed Waivers of Notice to the Meeting, from shareholders holding a majority of the Company's voting shares, voting in favor of the proposed Name Change as set forth in the Company's recent proxy materials for the Special Meeting that was to be held on January 31, 2002. This total share count represents a "majority" vote IN FAVOR OF THE NAME CHANGE based on the Company's issued and outstanding shares as of the date of record (January 8, 2002).

EFFECTIVE IMMEDIATELY, THE COMPANY'S NAME HAS BEEN CHANGED FROM "ICALL SYSTEMS, INC." TO "INCALL SYSTEMS, INC."


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inCall Systems, Inc.

    Dated: May 22, 2002                    /s/ Ron McIntyre
                                              ----------------
                                               Ron McIntyre
                                               President