Form 10KSB/A
period 2001-12-31
ICALL SYSTEMS INC /NV/
filed 2002-09-04
CIK 1072988

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB40

                                   AMENDMENT #1

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2001

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from        to
                                       -------  -------

                         Commission file number 0-26183

                                InCall Systems, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                                91-1932068
 ------------------------------                               ---------------
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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for Such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

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

Vancouver, B.C.
March 21, 2001

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA - UNITED STATES REPORTING DIFFERENCES
-------------------------------------------------------------------------

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

/s/ Labonte & Co.
-----------------
Labonte & Co.
CHARTERED ACCOUNTANTS

Vancouver, B.C.
March 21, 2001
                           inCALL SYSTEMS, INC.
                      (formerly iCall Systems, Inc.)
                      (formerly Altrex Incorporated)
                      (a development stage company)
                       CONSOLIDATED BALANCE SHEETS

                                                      December    December
                                                      31, 2001    31, 2000
                                                      --------    --------
ASSETS
CURRENT
   Cash and cash equivalents                         $ 130,066   $       -
   Accounts receivable                                  12,439           -
   Prepaid expenses                                     64,759           -
                                                      --------    --------
                                                       207,264           -
                                                      --------    --------

ADVANCES TO ICCP (Note 4)                                    1           -
FIXED ASSETS (Note 3)                                   92,582           -
GOODWILL (Note 5)                                      633,317           -
                                                      --------    --------
                                                     $ 933,164    $      -
                                                      ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
   Accounts payable and accrued liabilities          $  82,696    $      -
   Convertible notes payable (Note 6)                  892,243           -
                                                      --------    --------
                                                       974,939           -
                                                      --------    --------
DEFERRED INCOME TAX                                     14,833           -

COMMITMENTS AND CONTINGENCIES (Notes 1 and 9)

STOCKHOLDERS' EQUITY
   Capital stock (Note 7)
      Authorized:
         65,000,000 common shares with $.001 par value
         10,000,000 Preferred A shares
      Issued and outstanding: 5,456,926 December 31,
         2000 - 25,000,000 common shares                   957       2,500
   Additional paid in capital                          854,161       5,000
   Obligation to issue shares (Note 5)                 215,002           -
   Deficit Accumulated during development stage        (56,608)          -
                                                      --------    --------
                                                      $933,164    $      -
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

                                                                  October
                                                                 20, 1998
                                                                (inception)
                                        Years ended December 31 to December
                                        2001               2000  31, 2001
                                        ---------     ---------  ----------

REVENUE                                 $  70,618     $       - $    70,618
                                         --------      --------  ----------

EXPENSES
   Accounting and legal                    35,243             -      35,243
   Consulting                             113,051             -     113,051
   Depreciation                            11,445             -      11,445
   General and administrative             276,502             -     284,002
   Interest                                27,243             -      27,243
   Investor relations                      96,708             -      96,708
   Travel                                  82,322             -      82,322
   Write down of advances to
      ICCP (Note 4)                       532,499             -     532,499
                                        ---------     ---------  ----------
                                        1,175,013             -   1,182,513
                                        ---------     ---------  ----------

OPERATING LOSS                         (1,119,228)           -   (1,126,728)
                                        ---------     ---------  ----------

INCOME TAX - DEFERRED                     (14,833)            -     (14,822)
                                        ---------     ---------  ----------

NET LOSS FPR THE PERIOD               $(1,119,228)    $       - $(1,126,728)
                                        =========     =========  ==========

BASIC NET LOSS PER SHARE              $     (0.08)    $    0.00
                                        =========     =========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                  14,614,329    25,000,000
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

                    Common shares
                                    Additional Obligation             Total
                  Number of         Paid-In    to issue   Accum  Stockholders
                  Shares     Amount  Capital   shares    Deficit     Equity
                  --------  -------  -------   -------   ------- -----------
Issued to founders
  At inception   2,000,000  $2,000  $  (2,000) $      -  $     - $         -

Issued for cash
  At $0.015        500,000     500      7,000         -        -       7,500

Net loss, year end
  December 31,
  1998                   -       -          -         -   (7,500)     (7,500)
                  --------  -------  -------    -------   ------- -----------

Balance, December
  31, 1998 and
  1999           2,500,000   2,500      5,000        -    (7,500)         -

Forward stock
  split
  10 for 1      22,500,000       -          -         -        -          -
                  --------  -------  -------    -------   ------ -----------

Balance, December
  31, 2000      25,000,000   2,500      5,000         -   (7,500)         -

Returned to
  treasury and
  cancelled    (19,888,000) (1,988)     1,988         -        -          -

Issued in
  exchange for
  acquisition
  (Note 5)         334,926     335    502,054         -        -    502,389

To be issued in
  exchange for
  acquisition
  (Note 5)               -       -          -   215,002        -    215,002

Issued for cash
  at $1.50 net of
  finder fee of
  $10,500          110,000     110    154,390         -        -    154,500

Stock-based
  compensation
  (Note 7)               -       -    190,729        -         -    190,729

Net loss, year
  Ended December
  31, 2001              -        -          -        - (1,119,728)(1,119,228)
                  --------  -------  -------    -------   ------- ----------
Balance,
  December
  31, 2001      5,456,926   $   957 $854,161  $215,002 $(1,126,728) $(56,608)
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

                                                             October 20, 1998
                                    Years Ended December 31   (inception) to
                                                               December 31,
                                    2001               2000       2001
                                    ------------     ------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year               $ (1,119,228)    $     -   $ (1,126,728)

Adjustments to reconcile net
   loss to net cash used in
   operating activities

   - depreciation                         11,445           -         11,445
   - stock based compensation            190,729           -        190,729
   - deferred income taxes                14,883           -         14,883
   - accrued interest on
        convertible notes                 27,243           -         27,243
   - write down of advances
        to ICCP                          532,499           -        532,499
   - accounts receivable                 (12,439)          -        (12,439)
   - prepaid expenses                    (64,759)          -        (64,759)
   - accounts payable                     82,695           -         82,695
                                    ------------      ------    ------------

CASH USED IN OPERATING ACTIVITIES       (336,982)          -       (344,482)
                                    ------------      ------    ------------

CASH FLOWS FROM IN INVESTING ACTIVITIES
   - acquisition of fixed assets         (19,952)          -        (19,952)
   - advances to ICCP                   (532,500)          -       (532,500)
                                    ------------      ------    ------------
CASH FLOWS USED IN INVESTING
ACTIVITIES                              (552,452)          -       (552,452)
                                    ------------      ------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   - proceeds from issuance of
        convertible notes payable        865,000          -         865,000
   - proceeds from issuance of
        common shares for cash           154,500          -         162,000
                                    ------------     ------    ------------

CASH FLOWS FROM FINANCING
ACTIVITIES                             1,019,500          -       1,027,000
                                    ------------     ------    ------------

INCREASE IN CASH AND
   EQUIVALENTS                           130,066          -         130,066

CASH AND EQUIVALENTS -
   BEGINNING OR PERIOD                         -          -              -
                                    ------------     ------    -----------

CASH AND EQUIVALENTS -
   END OF PERIOD                     $   130,066     $    -     $  130,066
                                    ------------     ------    ------------

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

NOTE 3 - FIXED ASSETS

                                                     2001           2000
                                                  ----------------------
Computer equipment and software                 $  64,517      $       -
Furniture and fixtures                              3,163              -
Office equipment                                   22,897              -
Leasehold improvements                             13,450              -
                                                  ----------------------
                                                  104,027              -
Less: accumulated depreciation                    (11,445)             -
                                                  ----------------------
                                                $  92,582              -
                                                  ----------------------

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

The business combination has been accounted for using the purchase method of accounting. At December 31, 2001 the Company revised the allocation to the assets acquired as follows:

Assets acquired at fair value:
  Fixed assets                                 $  84,074
  Goodwill and other intangibles                 633,317
                                                --------
Purchase price                                 $ 717,391
                                                --------

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

NOTE 7 - CAPITAL STOCK

Stock options
During the year the Company granted a total of 1,100,000 options to acquire shares of the Company's common stock to certain officers, directors and employees of the Company and its subsidiaries. The options were granted at an exercise price of $2.00 per share and vest evenly over periods ranging from 6 months to 24 months from the date of each grant.

The following table summarizes information about stock options outstanding as at December 31, 2001:

                                       Options Outstanding     Options Vested
                                    ----------------------     --------------
                                                  Weighted
                   Market Price at    Number       Average           Number
  Exercise Price   Date of Grant    Outstanding  Remaining Life   Outstanding
  --------------   -------------    -----------  --------------   -----------
     $2.00           $2.35            600,000       9.39 Years       402,083
     $3.00           $2.40            500,000       9.77 Years       125,000
                                    -----------------------------------------
                                    1,100,000       9,56 Years       427,083
                                    -----------------------------------------

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

Net loss                          As reported           $ (1,119,228)
APB 25 compensation expense       As reported                190,729
SFAS 123 compensation expense     Pro-forma                 (702,000)

                                  Pro-forma             $ (1,630,499)
                                                        ------------
Pro-forma net loss per share
     Basis and fully diluted      Pro-forma             $      (0.11)

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

NOTE 8 - RELATED PARTY TRANSACTIONS

During the year consulting fees totaling $118,848 were paid to three officers and directors of the Company.

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

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

As of the date of this Annual Report, the directors and executive officers of the Company are as follows:

Name                      Age                 Position with the Company
----                      ---                 -------------------------

Marc Crimeni               43                 Chairman, CEO, Director
Ron McIntyre               53                 President
Robert Harris              55                 Director/Secretary
Ranjeet Sundher            38                 Director

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

EXECUTIVE COMPENSATION
COMPENSATION OF OFFICERS AND DIRECTORS

Marc Crimeni has been with the Company since April 1, 2002 and was compensated $45,000. Mr. Ron McIntyre has been with the Company since November 1, 2001 and was compensated $10,000 dollars. Mr. Robert Harris has been with the Company since March 1, 2001 and was compensated $25,316. Mr. Ranjeet Sundher has been with the Company since February 1, 2001 and was compensated $55,000.

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