Form 10QSB
period 2002-06-30
ICALL SYSTEMS INC /NV/
filed 2002-09-10
CIK 1072988

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                              FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2002

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

                            (866) 605-8852
                            --------------
         Registrant's telephone number, including area code

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

As of June 30, 2002 there were 5,822,592 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              inCALL SYSTEMS, INC.
                        (formerly iCall Systems, Inc.)
                         (a development stage company)

                 INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2002

                                  (Unaudited)



BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  inCALL SYSTEMS, INC.
                            (formerly iCall Systems, Inc.)
                             (a development stage company)
                              CONSOLIDATED BALANCE SHEETS

                                                     June 30,   December 31,
                                                      2002        2001
ASSETS                                              --------    ----------
CURRENT
  Cash and cash equivalents                      $   17,137    $  130,066
  Accounts receivable                                66,318        12,439
  Prepaid expenses                                  110,995        64,759
                                                     -------       -------
                                                     194,450       207,264

ADVANCES TO ICCP                                          1             1
FIXED ASSETS (Note 3)                               121,980        92,582
VOIP TECHNOLOGY (Note 4)                            600,000             -
GOODWILL (Note 5)                                   633,317       633,317
                                                    --------    ----------
                                                  $1,549,748    $  933,164

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT
Accounts payable and accrued liabilities          $  282,482    $   82,696
Due to related parties                                30,961             -
Convertible notes payable (Note 6)                1,120,643       892,243
                                                    --------    ----------
                                                   1,434,086       974,939

DEFERRED INCOME TAX                                  14,833        14,833
                                                    --------    ----------
                                                   1,448,919       989,772
COMMITMENTS AND CONTINGENCIES (Notes 1 and 9)

STOCKHOLDERS' EQUITY
Capital stock (Note 7)
  Authorized: 65,000,000 common shares with
    $0.001 par value
   10,000,000 Preferred A shares
  Issued and outstanding: 5,822,592
    (December 31, 2001 - 5,456,926) common shares    1,700           957
Additional paid-in capital                        2,208,345       854,161
Obligation to issue shares (Note 5)                       -       215,002
Accumulated other comprehensive income (loss)       (40,018)            -
Deficit accumulated during development stage     (2,069,198)   (1,126,728)
                                                    --------    ----------
                                                    100,829       (56,608)
                                                    --------    ----------
                                                 $1,549,748    $  933,164
                                                    --------    ----------

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

                                                                 October 20,
                                                                       1998
                           3 Months Ended        6 Months Ended  (Inception)
                        ------------------    -----------------  to June 30,
                         2002          2001    2002         2001      2002
                       ---------  -------   -------     ------   ----------
REVENUE                $ 104,359 $      -  $ 221,359   $     -  $   291,977

COST OF REVENUE           51,573        -    113,939         -      113,939

NET REVENUE               52,786        -    107,420         -      178,038

EXPENSES
  Consulting             257,200    30,263    352,953    30,263     466,004
  Depreciation             6,029         -     13,029         -      24,474
  General and admin.     324,353    48,780    568,800    48,780     970,367
  Marketing               50,000         -     50,000         -      50,000
  Interest                16,266     6,223     30,108     9,787      57,351
  Investor relations     (15,000)   10,934     35,000    10,934     131,708
  Write down of advances
    to ICCP                    -    56,000          -   395,999     532,499
                        ---------  -------   -------     ------   ----------

                         638,848   152,200  1,049,890   495,763   2,232,403
                        ---------  -------   -------     ------   ----------

OPERATING LOSS         (586,062)  (152,200)  (942,470) (495,763)(2,054,365)

INCOME TAX - DEFERRED         -           -         -         -    (14,833)
                        ---------  -------   -------     ------   ----------

NET LOSS FOR THE
   PERIOD             $(586,062) $(152,200)$(942,470)$(495,763)$(2,069,198)
                        ---------  -------   -------     ------   ----------

BASIC NET LOSS PER
   SHARE              $   (0.05) $   (0.00) $  (0.08) $  (0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING   11,698,994 47,364,220 11,332,835 48,674,828

The accompanying notes are an integral part of these interim consolidated financial statements
                             inCALL SYSTEMS, INC.
                        (formerly iCall Systems, Inc.)
                         (a development stage company)
               INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 October 20,
                                    Six Months ended June 30   1998 (inception
                                    ------------------------      to June 30,
                                    2002                2001          2002
                                    ----------   -----------    -------------
                                                                    (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period             $  (942,470) $  (495,763)    $(2,069,198)
Adjustments to reconcile net loss
  to net cash used in operating
  activities
- depreciation                           13,029            -          24,474
- stock-based compensation              281,125            -         471,854
- non-cash expenses                     172,981            -         172,981
- deferred income taxes                       -            -          14,833
- accrued interest on convertible notes  28,400        9,787          55,643
- write down of advances to ICCP              -      395,999         532,499
- accounts receivable                   (53,879)           -         (66,318)
- prepaid expenses                      (15,417)           -         (80,176)
- accounts payable                      239,603       15,116         322,298
- due to related parties                 36,144            -          36,144

CASH USED IN OPERATING ACTIVITIES      (240,484)     (74,861)       (584,966)

CASH FLOWS FROM INVESTING ACTIVITIES
- acquisition of fixed assets           (42,427)                     (62,379)
- advances to Internet Call
    Centre Pte Ltd. ("ICCP")                  -     (396,000)       (532,500)

CASH FLOWS FROM FINANCING ACTIVITIES    (42,427)    (396,000)       (594,879)

CASH FLOWS FROM FINANCING ACTIVITIES
- proceeds from convertible
    notes payable                       200,000      475,000       1,065,000
- proceeds from issuance of
    common shares for cash               10,000            -         172,000

CASH FLOWS FROM FINANCING
  ACTIVITIES                            210,000      475,000       1,237,000

EFFECT OF FOREIGN EXCHANGE RATE
  CHANGES ON CASH                       (40,018)           -         (40,018)

(DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                     (112,929)       4,139          17,137

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                   130,066            -               -

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                      $   17,137   $    4,139      $   17,137

OTHER NON-CASH TRANSACTIONS:

During the period the Company issued 7,666 pre-split common shares at $2.40 per share for services, 28,000 pre-split common shares at $2.50 per share for settlement of $45,000 of debt and for payment of $25,000 of services of which $10,000 is prepaid; 30,000 pre-split common shares at $2.00 per share for $60,000 of services of which $40,000 is prepaid; and 300,000 pre-split common shares at $2.00 per share for acquisition of VOIP technology.

During the period the Company also issued 42,000 post-split common shares at $1.20 per share for services, 286,670 post-split common shares for acquisition of assets, and 40,000 post-split common shares at $1.25 for services.

The accompanying notes are an integral part of these interim consolidated financial statements.

                          inCALL SYSTEMS, INC.
                     (formerly iCall Systems, Inc.)
                      (a development stage company)
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
-------------------------------------------------------
inCall Systems, Inc. was incorporated as Altrex Incorporated on October 20, 1998, under the laws of the State of Nevada. The Company changed its name to iCall Systems Inc. on January 22, 2001 to inCall Systems, Inc. on February 8, 2002.

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

The interim consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2002 the Company has a working capital deficiency of $1,239,636 and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on its ability to obtain additional financing, settling its outstanding debts and ultimately to attain profitable operations.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.
In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Basis of presentation
The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation
The financial statements include the accounts of the Company and its wholly-owned subsidiaries, Vocalscape Networks Inc. incorporated in British Columbia, Incall Systems (B.C.) Inc. incorporated in British Columbia, inCall Systems Pte Ltd. incorporated in Singapore which commenced operations on November 1, 2001, and inCall Systems Sdn Bhd incorporated in Malaysia on December 12, 2001. All significant intercompany balances and transactions are eliminated on consolidation.

Revenue recognition
The Company generates revenue from provision of call centre and related services. Revenue is recognized when services are provided and collection is reasonable assured..

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

NOTE 3 - FIXED ASSETS
---------------------
                                                 June 30,   December 31,
                                                    2002           2001
                                                 -------        --------
Computer equipment and software              $   100,987    $    64,517
Furniture and fixtures                             6,821          3,163
Office equipment                                  25,196         22,897
Leasehold improvements                            13,450         13,450
                                                 -------        --------
                                                 146,454        104,027
Less: accumulated depreciation                   (24,474)       (11,445)
                                                 -------        -------

                                             $   121,980    $    92,582
                                                 -------        -------

NOTE 4 - VOIP TECHNOLOGY
------------------------
By agreement dated February 5, 2002 and completed March 26, 2002 the Company acquired voice over internet protocol technology ("VOIP") developed by Vocalscape Communications Ltd. from Blackwater Gold Corp, a British Columbia, Canada company for $600,000 plus related equipment for $15,000. The consideration was by way of $15,000 cash and 300,000 common shares of the Company at $2.00 per share. As further consideration, for 24 months, inCall will pay a royalty of 2% of gross revenue reported by the Company and thereafter for 36 months the Company will pay a royalty of 1% of the gross revenue reported by the Company, subject to a maximum of $250,000 per year. The Company has the right to repurchase the 300,000 shares at a price of $2.20 per share in the first year and at $2.40 per share in the second year.

NOTE 5 - ACQUISITION OF BUSINESS ASSETS OF 1ST CALL PTE LTD.
------------------------------------------------------------
On July 30, 2001 the Company acquired all of the business assets of 1st Call Pte Ltd. ("1st Call"), a Singapore-based call centre provider of outsourced customer interactive services in Asia, in exchange for 478,261 shares of restricted common stock of the Company valued at $1.50 per share for a purchase price of $717,391.

The business combination has been accounted for using the purchase method of accounting as follows:

Assets acquired at fair value:
Fixed assets                      $         84,074
Goodwill and other intangibles             633,317
                                           -------
Purchase price                    $        717,391

During 2001 the Company issued 334,926 shares in connection with this acquisition. The remaining 143,335 shares were recorded as an obligation to issue shares totalling $215,002. These shares were issued in June 2002 as 286,670 post-split common shares. Management has determined that as of June 30, 2002 no impairment of goodwill has occurred.

NOTE 6 - CONVERTIBLE NOTES PAYABLE
----------------------------------
During the year ended December 31, 2001 the Company obtained loans secured by convertible notes in the amount of $440,000 with Update Ltd. ("Update"). The notes bear simple annual interest at 6%, with principal and interest due on September 20, 2002. The notes give Update the option of converting into restricted common shares at a conversion price equal to the lesser of 75% of the average closing price for the five trading days prior to conversion or $1.25 per share. In the event of a default, (interest not paid or debenture not paid at maturity) interest will continue to accrue on the total amount then due at an annual interest rate of 12% plus a collection fee of $10,000.

The Company also obtained additional loans secured by convertible notes for an additional $625,000 with Update ($35,000 on June 19, 2001, $50,000 on
July 1, 2001, $40,000 on October 3, 2001, $20,000 on October 17, 2001,
$140,000 on November 15, 2001, $140,000 on December 12, 2001, $50,000 on
March 5, 2002, $50,000 on March 25, 2002, $50,000 on April 2, 2002 and
$50,000 on June 10, 2002). These notes have ten-month terms from the funding date with simple annual interest at 6%, payable monthly. The notes give Update the option of converting into restricted common shares at a conversion price equal to the lesser of 60% of the average closing price for the five trading days prior to conversion or $1.25 per share. In the event of a default, (interest not paid or debenture not paid at maturity) interest will continue to accrue on the total amount then due at an annual interest rate of 12% plus a collection fee of $10,000.

All of the notes contain a restriction on future financings that the Company shall not issue common stock for a price of less than $1.50 per share without the written permission of the Lender for as long as any principal remains outstanding. Further, the Company pledged all of its assets as collateral for the loan. The Company also agreed to file a General Security Agreement ("GSA"), or GSA-equivalent, to register this security claim. As at June 30, 2002, interest of $55,643 has been accrued and is included in the balance owing.

NOTE 7 - CAPITAL STOCK
----------------------
During the period the Company issued 30,000 pre-split common shares in exchange for legal services of $40,000 and investor relations of $20,000, 7,666 pre-split common shares in exchange for consulting fees of $18,400, and 28,000 pre-split common shares in exchange for investor relations services valued at $70,000, of which $45,000 had been incurred prior to December 31, 2001.

In addition, the Company issued 300,000 pre-split common shares for certain assets and voice over internet protocol technology valued at $600,000. Refer to Note 4.

Effective April 2, 2002 the Company authorized a forward split of its common shares on a 2:1 basis resulting in an increase to the total issued and outstanding number of shares of common stock to 11,609,852 shares.

During the period the Company also issued 10,000 post-split common shares at $1.25 for cash of $10,000, 42,000 post-split common shares at $1.20 per share for legal services, 286,670 post-split common shares for acquisition of assets (refer to Note 5), and 40,000 post-split common shares at $1.25 for marketing services.

Stock options

During 2001 the Company granted options to acquire a total of 2,200,00 post-split shares of the Company's common stock to certain officers, directors and employees of the Company and its subsidiaries. The options were granted at an exercise price of $1.00 per share and vest evenly over periods ranging from 6 months to 24 months from the date of each grant.

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

During 2002 the Company granted options to acquire a total of 132,000 post-split shares of the Company's common stock to certain officers, directors and employees of the Company and its subsidiaries. The options were granted at an exercise price of $1.20 per share and vest evenly over 24 months from the date of each grant.

During 2002 the Company granted options to acquire 160,000 post-split shares of the Company's common stock to a consultant of the Company. The options were granted at an exercise price of $1.375 per share. Another consultant was granted options to acquire 100,000 post-split shares of the Company's common stock. The options were granted at an exercise price of $1.36 per share and vest evenly over 12 months from the date of grant.

The following table summarizes information about stock options outstanding as at June 30, 2002:

                                     Options Outstanding    Options Vested
                                 -----------------------    --------------
                    Market                    Weighted
                    Price at                  Average
  Exercise          Date of      Number       remaining           Number
  Price             Grant        Outstanding  life             Outstanding
  --------          --------     -----------  ---------        -----------
  $   1.00          $  1.175      1,200,000   8.89 years           929,166
  $   1.00          $  1.20       1,000,000   9.27 years           750,000
  $   1.20          $  1.30         132,000  10.83 years            11,000
  $   1.375         $  1.375        160,000   0.58 years           160,000
  $   1.36          $  1.36         100,000   0.91 years             8,333

                                  2,592,000   8.31 years         1,858,499

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

The 2,200,000 options were granted to employees, officers and directors at less than market value of the Company's common stock with a total intrinsic value, being the excess of the quoted market price of the common stock over the exercise price at the date the options are granted, of $410,000. In accordance with the provisions of ABP No. 25, this additional compensation will be recognized over the vesting period of the options of which $121,875 has been recorded in the period ended June 30, 2002 and $312,604 has been recorded to date.

The 132,000 options were granted to employees, officers and directors at less than market value of the Company's common stock with a total intrinsic value, being the excess of the quoted market price of the common stock over the exercise price at the date the options are granted, of $13,200. In accordance with the provisions of ABP No. 25, this additional compensation will be recognized over the vesting period of the options of which $1,100 been recorded in the period ended June 30, 2002.

In addition, the Company has recorded $150,400 of compensation expense relating to the 80,000 options granted to a consultant which vested immediately and $7,750 of a total of $93,000 of compensation relating to the 100,000 options granted to a consultant which vest evenly over a period of one year. These options were valued using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 4%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 97% and a weighted average expected life of the option of 1 year.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of each option granted in 2002 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 5%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 28% and a weighted average expected life of the option of 2 years.

For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's pro-forma information relating to the granting and vesting of stock options is as follows:

                                             June 30, 2002    June 30, 2001
                                             ------------     -------------
Net loss - As reported                     $     (942,470)     $  (495,763)
APB 25 compensation expense - As reported         122,975               -
SFAS 123 compensation expense - Pro-forma        (439,300)              -

Pro-forma                                  $   (1,258,795)     $  (495,763)

Pro-forma net loss per share
     Basis and fully diluted - Pro-forma   $        (0.11)     $     (0.01)

NOTE 8 - RELATED PARTY TRANSACTIONS
-----------------------------------
During the period consulting fees totalling $77,013 (2001 - $30,263) were paid to three officers and directors of the Company. At June 30, 2002 $46,316 is owing to these parties and is included in accounts payable. In addition, net cash advances of $15,061 were received from a director. And additional $15,900 is owing to directors of inCall Systems Sdn Bhd. for wages, expenses paid on behalf of the Company and cash advances.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------
Legal proceedings
A purported complaint is pending against the Company, Signature Stock Transfer, Inc., inCall Systems, Inc., Kevin Nichols and Jane Doe Nichols v. Jeffrey Bunch and Tracy Bunch, for declaratory judgment, injunctive relief and money damages, filed in the Superior Court of Washington, Spokane County. The complaint is based upon two shareholders both claiming ownership of certain common shares of the Company. The plaintiffs purport to be the record and beneficial owners of these share certificates.

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

Agreement with Hewlett Packard Malaysia Sdn Bhd
During 2001 the Company entered into a strategic alliance with Hewlett Packard Malaysia Sdn Bhd ("HP") requiring the Company to advance $54,000 to HP as prepayment for rent expense on infrastructure being provided by HP. The rent will be $3,000 per month over the life of the agreement and no prepaid amounts will be refunded on early termination. In addition, HP will be entitled to participate in the Malaysian operations of the Company, to the extent of 12% of total revenue or 49% of operating profits, whichever is greater.

NOTE 10 - INCOME TAXES
----------------------
The Company's has net operating loss carryforwards of approximately $1,050,000 at June 30, 2002. These carryforwards will expire, if not utilized, beginning in 2015. The potential tax benefit of these losses has not been recorded as a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

NOTE 11 - SUBSEQUENT EVENTS
---------------------------
Subsequent to June 30, 2002, the Company's wholly owned subsidiary Vocalscape Networks Inc. (Vocalscape) entered into an agreement with Better Call Home Inc., a privately held Nevada company. Under the terms of the agreement Vocalscape granted international distribution rights of its Voice Over the Internet Protocol (VoIP) to Better Call Home in exchange for 20% equity in Better Call Home.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part II

OVERVIEW

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and segment data and in conjunction with the Company's 10K filed April 15, 2002. Results for interim periods may not be indicative of the results for the full year.

By agreement dated November 22, 2000 between the Company and the shareholders of The Internet Call Centre Pte Ltd ("ICCP"), the Company agreed to acquire all the issued and outstanding shares of ICCP in exchange for the issuance of 6,500,000 restricted common shares, subject to certain conditions and completion of due diligence. The Company subsequently determined not to proceed with this acquisition, the agreement was not consummated and the share exchange did not occur. During October 2001 the parties mutually agreed to formally rescind the November 22, 2000 acquisition agreement. As a result of this rescission, the Company did not carry out any operations until November 2001. Therefore, comparisons of its quarter-end June 2001 and 2002 operating results are not meaningful and detailed discussions of revenue and expenses exclude comparisons to our quarter ended June 30, 2001.

ICCP was a private Singapore company, which was facilitating real-time sales and customer service for companies doing business on the Internet. During 2001, the Company advanced a total of $532,500 to ICCP to develop its business, however, as the Company subsequently determined not to proceed with this acquisition, the agreement was not consummated and the share exchange did not occur. During October 2001, the parties mutually agreed to formally rescind the November 22, 2000 acquisition agreement.

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

This acquisition established the Company's call center facilities and telephony expertise in Asia to service clients in preparation for planned USA call center acquisitions. 1st Call provides its clients a range of inbound/outbound telephony, Internet interactive chat, email and technical help desk services. The 1st Call client list included Cisco Systems, Hewlett-Packard, MCI WorldCom Asia, Microsoft Singapore, and Oracle Singapore.

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

To date Hewlett-Packard has invested approximately $220,000 dollars in the establishment of the Malaysian center. To date, inCall Systems has invested approximately $80,000 and intends to invest an additional $50,000 in completing the center.

VOCALSCAPE ACQUISITION

During February 2002, the Company completed the acquisition of the assets of privately held Vocalscape Networks Inc. (www.vocalscape.com). The acquisition of Vocalscape's Voice over Intenet Protocol (VoIP) and electronic Customer Relationship Management (eCRM) solutions was a major milestone for inCall Systems' strategic plan for rapid growth. In September of 2001, TMC Labs bestowed its Innovation award and Editor's Choice award to Vocalscape's own VocalConnect citing, "[VocalConnect] is designed to help bring resolution to the 'abandoned shopping cart syndrome' prevalent in e-commerce. It does so by allowing the customer to either request a Web chat session or click on the phone button to speak directly to a Customer Service Representative."

inCall Systems acquired the assets of Vocalscape from Blackwater Gold Corporation (BWG) for a combination of stock and cash. Under the terms of the agreement, inCall Systems paid $15,000cash and 300,000 shares, valued at $2.00 per inCall share, issued under Rule 144 and carrying a 24-month legend. inCall may repurchase the shares at $2.20 per share for the first 12 months and $2.40 per share during months 13 to 24. Royalties are payable to Blackwater Gold Corporation by inCall Systems at the rate of 2% of gross revenue reported by inCall Systems for a 24 month period, followed by 1% of gross revenue for a 36 month period (the maximum cumulative royalties paid in any inCall Systems fiscal year shall not exceed $250,000.00).

New technologies like Vocalscape's eCRM products are in the early stage of market adoption. The Company has chosen a strategy of leveraging its newly acquired technology through bundling agreements in order to increase penetration and awareness in the market. These key strategic partnerships, which allow the Company to bundle its technology with that of its partners, serve to increase product awareness while at the same time generating revenue at a minimal cost.

ARTICULATE ACQUISITION

June 23, 2002, the Company completed the acquisition of the business and customer contracts of Articulate Customer Care Sdn Bhd ("Articulate"), a Malaysian based call center provider of outsourced customer interactive services for Asia.

Under the terms of the acquisition agreement, Articulate received shares of inCall Systems common stock in exchange for 100% of the customer contracts of Articulate. Some of Articulate's blue chip customers include American Express and ExxonMobil. The Company has recorded the acquisition of these contracts as a marketing expense.

The Articulate purchase is a continuation of the Company's planned strategic growth and acquisition strategy in both the Pacific Rim and the continental United States. The Company's other most recent call center acquisition was the assets and customers of 1st Call Ptd Ltd of Singapore in July of 2001. inCall Systems has identified and is in discussions with other call center acquisition targets in both Asia and North America.

OPERATIONS

Revenues for the three months ended June 30, 2002 were $104,359. Revenues were primarily generated from Company's Singapore and Malaysian operations. The Company's customer list includes Cisco, Hewlett-Packard, Sun
MicroSystems, Exxon and American Express.

Cost of Revenues for the three months ended June 30, 2002 was $51,573 resulting in a Net Revenue of $52,786. Cost of revenues consisted primarily of salaries payable to call center staff.

Consulting consisted of compensation for officers and directors of the Company who focused on seeking suitable acquisition companies, developing business plans and fund raising activities. Consulting expenses for the three months ended June 30, 2002 were $257,200.

General and Administrative expenses consist primarily of rent, phone and fax and other office expenses. General and Administrative expenses for the three months ended June 30, 2002 were $324,353

Marketing expenses for the three months ending June 30, 2002 was $50,000 and consisted primarily of inCall Systems common stock issued in exchange for 100% of the customer contracts of Articulate.

Interest for the three months ended June 30, 2002 was $13,842 consisting of accrued interest on the Company's convertible notes.

Investor relations for the three months ended to June 30, 2002 consisted of profiling the Company in investment papers and the professional services of investment relations firms and personnel. During the period, expense recoveries for investor relations were ($15,000) where this credit is attributable to an overpayment of investor relations expenses in the previous quarter.

Total Operating Expenses for the three months ended June 3, 2002 were $638,848, resulting in an Operating Loss of $586,062. Basic Net Loss per Share amounted to $0.05 for the three months ended June 30, 2002.

Revenues for the six months ended June 30, 2002 were $221,359. Revenues were primarily generated from Company's Singapore and Malaysian operations.

Cost of Revenues for the six months ended June 30, 2002 was $113,939 resulting in a Net Revenues of $107,420. Cost of revenues consisted primarily of salaries payable to call center staff.

Consulting consisted of compensation for officers and directors of the Company who focused on seeking suitable acquisition companies, developing business plans and fund raising activities. Consulting expenses for the six months ended June 30, 2002 were $352,953.

General and Administrative expenses consist primarily of rent, phone and fax, legal, accounting and other office expenses. General and Administrative expenses for the six months ended June 30, 2002 were $568,800.

Marketing expenses for the three months ending June 30, 2002 was $50,000 and consisted primarily of inCall Systems common stock issued in exchange for 100% of the customer contracts of Articulate.

Interest for the six months ended June 30, 2002 was $30,108 consisting of accrued interest on the Company's convertible notes.

Investor relations for the six months ended to June 30, 2002 consisted of profiling the Company in investment papers and the professional services of investment relations firms and personnel. During the period, expenses for investor relations were $35,000.

Total Operating Expenses for the six months ended June 3, 2002 were $1,049,890, resulting in an Operating Loss of $942,470. Basic Net Loss per Share amounted to $0.08 for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

In six months ended June 30, 2002, the Company has financed operations principally through cash generated by convertible notes. For the period June 30, 2002, the Company raised a total of $200,000 in further notes.

Net cash used in operating activities was $240,484 for the three months ended June 30, 2002 and consisted primarily of accounts payable, fees due to related third parties and accrued interest on convertible notes

Net cash provided by financing activities was US $167,573 for the six months ended June 30, 2002. Net cash, provided by financing activities for the six months ended June 30, 2001, was attributable to proceeds generated from convertible notes of $200,000 plus the proceeds from issuance of common shares of $10,000. Investing activities consisted of acquisition of fixed assets, totaling $42,427.

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

(a) During the quarter ended June 30, 2002, there were no reports on form
8-K.

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

inCall Systems, Inc.

    Dated: September 5, 2002                    /s/ Marc Crimeni
                                                ----------------
                                                  Marc Crimeni
                                                  CEO, Director

                                                /s/ Ron McIntyre
                                                ----------------
                                                  Ron Mc Intyre
                                                  President


                      CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report on Form 10-QSB for the six-month period ended June 30, 2002 of INCALL SYSTEMS, INC., a Nevada corporation (the "Company"), as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Marc Crimeni, Chairman and Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                                 /s/ Marc Crimeni
                                 ----------------
                                 Marc Crimeni, Chairman and
                                 Chief Executive Officer
                                 September 10, 2002