Form 10QSB
period 2002-09-30
ICALL SYSTEMS INC /NV/
filed 2002-12-26
CIK 1072988

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                              FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2002

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

As of September 30, 2002 there were 12,033,706 shares of the Issuer's common stockoutstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         inCALL SYSTEMS, INC.
                    (formerly iCall Systems, Inc.)
                    (a development stage company)

              INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2002

                            (Unaudited)



BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          inCALL SYSTEMS, INC.
                     (formerly iCall Systems, Inc.)
                     (a development stage company)
                      CONSOLIDATED BALANCE SHEETS

                                            September 30, December 31,
                                                2002         2001
                                             (Unaudited)
                                ASSETS
CURRENT
 Cash and cash equivalents                   $    3,472    $  130,066
 Accounts receivable                             61,601        12,439
 Prepaid expenses                                34,654        64,759

                                                 99,727       207,264

INVESTMENT IN TELCO BLUE (Note 7)               384,000             -
PROMISSORY NOTE RECEIVABLE (Note 6)             200,000             -
ADVANCES TO ICCP                                      1             1
FIXED ASSETS (Note 3)                            83,864        92,582
VOIP TECHNOLOGY (Note 5)                        450,000             -
GOODWILL (Note 4)                               633,317       633,317

                                             $1,850,909    $  933,164

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT
 Accounts payable and accrued liabilities    $  331,014    $   82,696
 Due to related parties (Note 10)                 6,281             -
 Convertible notes payable (Note 8)           1,166,853       892,243

                                              1,504,148       974,939

DEFERRED INCOME TAX                              14,833        14,833

                                              1,518,981       989,772

NET LIABILITIES OF DISCONTINUED
   OPERATIONS (Note 11)                          21,424             -

COMMITMENTS AND CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY
 Capital stock (Note 9)
  Authorized:
  65,000,000 common shares with $0.001par value
  10,000,000 Preferred A shares
  Issued and outstanding: 12,033,706
    (December 31, 2001 - 10,913,852) post-split
    common shares                                1,712            957
 Additional paid-in capital                  2,310,171        854,161
 Obligation to issue shares (Note 12)           74,600        215,002
 Deposit on treasury shares                     (5,000)             -
 Accumulated other comprehensive income (loss) (48,633)             -
 Deficit accumulated during
  development stage                         (2,022,346)    (1,126,728)

                                               310,504        (56,608)

                                           $ 1,850,909    $   933,164

The accompanying notes are an integral part of these interim consolidated financial statements
                            inCALL SYSTEMS, INC.
                       (formerly iCall Systems, Inc.)
                       (a development stage company)
               INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                                October 20,
                                                                    1998
                            Three Months      Three Months      (inception)
                                Ended            Ended         to September
                            September 30,     September 30,          30,
                       2002          2001     2002     2001         2002
                                                                  (Note 1)

REVENUE
 Call centre revenue   $  80,064 $      -   $ 301,423 $       -   $ 372,041
 Contract fees           175,000        -     175,000         -     175,000

                         255,064        -     476,423         -     547,041

COST OF REVENUE            7,488        -     121,427         -     121,427

NET REVENUE              247,576        -     354,996         -     425,614




EXPENSES
 Consulting               94,421   23,017     447,374    53,280     560,425
 Depreciation              6,192        -      19,221         -      30,666
 General and
  administrative         198,697   27,908     767,497    76,688   1,169,064
 Marketing                     -        -      50,000         -      50,000
 Interest                 14,874   11,285      44,982    21,072      72,225
 Investor relations       13,043   20,545      48,043    31,479     144,751
 Write down of advances
   to ICCP                     -  136,500           -   532,499     532,499

                         327,227  219,255   1,377,117   715,018   2,559,630

OPERATING LOSS           (79,651)(219,255) (1,022,121) (715,018)(2,134,016)

GAIN ON SALE OF TECHNOLOGY
 (Note 6)                 96,667        -      96,667         -     96,667
GAIN ON SALE OF INVESTMENT
 (Note 7)                177,333        -     177,333         -    177,333
LOSS ON SETTLEMENT OF
 LAWSUIT                 (74,600)       -     (74,600)        -    (74,600)
INCOME TAX - DEFERRED          -        -           -         -    (14,833)

INCOME (LOSS) BEFORE
 DISCONTINUED OPERATIONS 119,749 (219,255)   (822,721) (715,018)(1,949,449)

LOSS FROM DISCONTINUED
 OPERATIONS (Note 11)    (72,897)       -     (72,897)        -    (72,897)

NET INCOME (LOSS) FOR
 THE PERIOD               46,852 (219,255)   (895,618) (715,018)(2,022,346)


BASIC NET INCOME (LOSS)
 PER SHARE              $   0.00 $  (0.02)   $  (0.08) $  (0.02)

WEIGHTED AVERAGE POST-SPLIT COMMON
 SHARES OUTSTANDING 12,033,577 10,548,232  11,570,362 35,826,306

The accompanying notes are an integral part of these interim consolidated financial statements
                         inCALL SYSTEMS, INC.
                    (formerly iCall Systems, Inc.)
                     (a development stage company)
             INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                           October 20, 1998
                                    Nine Months Ended       (inception) to
                                      September 30,          September 30,
                                    2002         2001            2002
                                                               (Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss for the period        $ (895,618)    $ (715,018)   $ (2,022,346)
 Adjustments to reconcile
 net loss to net cash used in
 operating activities
  - non-cash revenue              (160,000)             -        (160,000)
  - depreciation                    19,221              -          30,666
  - stock-based compensation       366,963              -         557,692
  - non-cash expenses              219,800              -         219,800
  - deferred income taxes                -              -          14,833
  - accrued interest on
     convertible notes              44,610         21,072          71,853
  - write down of advances to ICCP       -        532,499         532,499
  - gain on sale of technology     (96,667)             -         (96,667)
  - gain on sale of investment    (177,333)             -        (177,333)
  - loss on settlement of lawsuit   74,600              -          74,600
  - accounts receivable            (58,808)             -         (71,247)
  - prepaid expenses                29,618         (1,929)        (35,141)
  - accounts payable               342,413         22,190         425,108
  - due to related parties          21,015              -          21,015
 Cash flows from operating
 activities before discontinued
 operations                       (270,186)      (141,186)       (614,668)
 Cash used in discontinued
 operations                         (4,388)             -          (4,388)
CASH USED IN OPERATING ACTIVITIES (274,574)      (141,186)       (619,056)

CASH FLOWS FROM INVESTING ACTIVITIES
  - acquisition of fixed assets    (38,387)             -         (58,339)
  - advances to Internet Call
     Centre Pte Ltd. ("ICCP")            -       (532,500)       (532,500)
CASH FLOWS FROM INVESTING
  ACTIVITIES                       (38,387)      (532,500)       (590,839)

CASH FLOWS FROM FINANCING ACTIVITIES
  - proceeds from convertible
     notes payable                 230,000        525,000       1,095,000
  - proceeds from issuance of
     common shares for cash         10,000        154,500         172,000
  - deposit on treasury shares      (5,000)             -          (5,000)

CASH FLOWS FROM FINANCING
ACTIVITIES                         235,000        679,500       1,262,000

EFFECT OF FOREIGN EXCHANGE
  RATE CHANGES ON CASH             (48,633)             -         (48,633)

(DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS              (126,594)         5,814          3,472

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD               130,066              -              -

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                  $    3,472     $    5,814      $   3,472

OTHER NON-CASH TRANSACTIONS:
During the period the Company issued 7,666 pre-split common shares at $2.40 per share for services of $18,698, 28,000 pre-split common shares at $2.50 per share for settlement of $45,000 of debt and for payment of $25,000 of services; 30,000 pre-split common shares at $2.00 per share for $60,000 of services; and 300,000 pre-split common shares at $2.00 per share for $600,000 on acquisition of VOIP technology.

During the period the Company also issued 42,000 post-split common shares at $1.20 per share for services of $50,400, 286,670 post-split common shares for acquisition of assets, 40,000 post-split common shares at $1.25 for services of $50,000 and 11,852 post-split common shares at $1.35 for services of $16,000.

See also Notes 4, 5, 6, 7, 8, 9 and 11.

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

The Company is in its development stage and to date its activities have been limited to capital formation and the development of its call centre business and related VOIP technology. By agreement dated July 30, 2001 the Company acquired the business and assets of 1st Call Pte Ltd., a Singapore-based call centre provider. On November 1, 2001 the Company commenced business operations in Singapore through its new subsidiary inCall Systems Pte Ltd.
In February 2002 the Company acquired the assets and VOIP technology developed by Vocalscape Communications Ltd.

The interim consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2002 the Company has a working capital deficiency of $1,239,636 and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on its ability to obtain additional financing, settling its outstanding debts and ultimately to attain profitable operations.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Revenue recognition
The Company generates revenue from provision of call centre and related services. Revenue is recognized when services are provided and collection is reasonable assured.

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

Investments
The Company accounts for investments under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Investments in securities are accounted for as either "trading securities" or "available for sale" and are stated at quoted market values. Securities that are not readily marketable are stated at their estimated fair values as determined by the Company's management. The resulting unrealized gains and losses for trading securities are included in net gain (loss) from investments and the unrealized gains and losses for available for sale securities, net of tax, are reported within stockholders' equity as a component of other comprehensive income. Securities transactions and any related gains and losses are recorded on a trade date basis. Realized gains and losses from securities transactions are recorded on the identified cost basis.

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

Financial instruments
The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and due to related parties. The fair values of these financial instruments approximate their carrying values. Management believes that the fair value of the convertible debt approximates its carrying value.

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

NOTE 3 - FIXED ASSETS
---------------------
                                           September 30,   December 31,
                                               2002           2001
                                           ------------    -----------
   Computer equipment and software         $     72,721    $    64,517
   Furniture and fixtures                         3,163          3,163
   Office equipment                              25,196         22,897
   Leasehold improvements                        13,450         13,450

                                                114,530        104,027
   Less: accumulated depreciation               (30,666)       (11,445)

                                           $     83,864    $    92,582

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

During 2001 the Company issued 334,926 shares in connection with this acquisition. The remaining 143,335 shares were recorded as an obligation to issue shares totalling $215,002. These shares were issued in June 2002 as 286,670 post-split common shares. Management has determined that as of September 30, 2002 no impairment of goodwill has occurred.

NOTE 5 - ACQUISITION OF VOIP TECHNOLOGY
---------------------------------------
By agreement dated February 5, 2002 and completed March 26, 2002 the Company acquired voice over internet protocol technology ("VOIP") developed by Vocalscape Communications Ltd. from Blackwater Gold Corp, a British Columbia, Canada company for $600,000 plus related equipment for $15,000. The consideration was by way of $15,000 cash and 300,000 common shares of the Company valued at $2.00 per share. As further consideration, for 24 months, the Company will pay a royalty of 2% of gross revenue reported by the Company and thereafter for 36 months the Company will pay a royalty of 1% of the gross revenue reported by the Company, subject to a maximum of $250,000 per year. The Company has the right to repurchase the 300,000 shares at a price of $2.20 per share in the first year and at $2.40 per share in the second year. The Company also is required to repurchase each quarter a minimum of $10,000 of these shares from Blackwater Gold Corp. As at September 30, 2002 the Company had paid $5,000 towards the first quarter's purchase.

NOTE 6 - TECHNOLOGY LICENSE AGREEMENTS
--------------------------------------
During the period, the Company's wholly-owned subsidiary Vocalscape Networks Inc. (Vocalscape) entered into an International Distributor Agreement with Better Call Home, Inc. ("BCH"), a privately held Nevada company for the rights to market its VOIP technology for the prepaid calling card business. Under the terms of the agreement Vocalscape granted international distribution rights of its Voice Over the Internet Protocol (VOIP) to Better Call Home in exchange for an initial 92.5% equity interest in Better Call Home. Concurrent with this license, Vocalscape agreed to transfer a 75% interest in BCH to a third party in consideration of a promissory note in the amount of $200,000 which bears interest at 8% per annum and is due in full August 4, 2004. The Company realized a gain of $96,667 on the sale of VOIP technology.

NOTE 7 - INVESTMENT IN TELCO BLUE INC.
--------------------------------------
By agreement dated August 7, 2002 between BCH and Telco Blue Inc. ("Telco"), formerly Wave Power.Net Inc., Telco acquired a 100% interest in BCH in exchange for 16,000,000 restricted common shares of Telco. As a result Vocalscape exchanged its 17.5% interest in BCH for 2,800,000 restricted common shares of Telco valued at $224,000 resulting in a gain on sale of BCH of $177,333. Concurrent with this sale Telco entered into a two-year management agreement with Vocalscape to provide services related to its VOIP business. Telco issued an additional 2,000,000 shares of common stock valued at $160,000 and has agreed to pay an additional monthly fee equal to the greater of $15,000 or 5% of gross revenue generated from use of the VOIP technology plus expenses.

NOTE 8 - CONVERTIBLE NOTES PAYABLE
----------------------------------
During the year ended December 31, 2001 the Company obtained loans secured by convertible notes in the amount of $440,000 with Update Ltd. ("Update"). The notes bear simple annual interest at 6%, with principal and interest due on September 20, 2002, which was extended to April 30, 2003. The notes give Update the option of converting into restricted common shares at a conversion price equal to the lesser of 75% of the average closing price for the five trading days prior to conversion or $1.25 per share. In the event of a default, (interest not paid or debenture not paid at maturity) interest will continue to accrue on the total amount then due at an annual interest rate of 12% plus a collection fee of $10,000.

The Company also obtained additional loans secured by convertible notes for an additional $655,000 with Update ($35,000 on June 19, 2001 which was extended to April 30, 2003, $50,000 on July 1, 2001 which was extended to April 30, 2003, $40,000 on October 3, 2001 which was extended to April 30, 2003, $20,000 on October 17, 2001 which was extended to April 30, 2003, $140,000 on November 15, 2001, $140,000 on December 12, 2001, $50,000 on
March 5, 2002, $50,000 on March 25, 2002, $50,000 on April 2, 2002, $50,000
on June 10, 2002 and $30,000 on July 16, 2002). These notes have ten-month terms from the funding date with simple annual interest at 6%, payable monthly. The notes give Update the option of converting into restricted common shares at a conversion price equal to the lesser of 60% of the average closing price for the five trading days prior to conversion or $1.25 per share. In the event of a default, (interest not paid or debenture not paid at maturity) interest will continue to accrue on the total amount then due at an annual interest rate of 12% plus a collection fee of $10,000.

All of the notes contain a restriction on future financings that the Company shall not issue common stock for a price of less than $1.50 per share without the written permission of the Lender for as long as any principal remains outstanding. Further, the Company pledged all of its assets as collateral for the loan. The Company also agreed to file a General Security Agreement ("GSA"), or GSA-equivalent, to register this security claim. As at September 30, 2002, interest of $71,853 has been accrued and is included in the balance owing.

NOTE 9 - CAPITAL STOCK
----------------------
During the period the Company issued 30,000 pre-split common shares in exchange for legal services of $40,000 and investor relations of $20,000, 7,666 pre-split common shares in exchange for consulting fees of $18,400, and 28,000 pre-split common shares in exchange for investor relations services valued at $70,000, of which $45,000 had been incurred prior to December 31, 2001.

In addition, the Company issued 300,000 pre-split common shares for certain assets and voice over internet protocol technology valued at $600,000. Refer to Note 4.

Effective April 2, 2002 the Company authorized a forward split of its common shares on a 2:1 basis resulting in an increase to the total issued and outstanding number of shares of common stock to 11,609,852 shares.

During the period the Company also issued 10,000 post-split common shares at $1.25 for cash of $10,000, 42,000 post-split common shares at $1.20 per share for legal services, 286,670 post-split common shares for acquisition of assets (refer to Note 5), 40,000 post-split common shares at $1.25 for marketing services, and 11,852 post-split common shares at $1.35 for consulting services.

Stock options

During 2001 the Company granted options to acquire a total of 2,200,000 post-split shares of the Company's common stock to certain officers, directors and employees of the Company and its subsidiaries. The options were granted at an exercise price of $1.00 per share and vest evenly over periods ranging from 6 months to 24 months from the date of each grant.

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

The following table summarizes information about stock options outstanding as at September 30, 2002:

                                      Options Outstanding    Options Vested
                                                 Weighted
                Market price at       Number     Average          Number
 Exercise Price  Date of Grant    Outstanding remaining Life   Outstanding
  -------------------------------------------------------------------------
     $1.00            $1.175        1,200,000       8.64 years      991,666
     $1.00            $1.20         1,000,000       9.02          1,000,000
     $1.20            $1.30           132,000       9.58             27,500
     $1.375           $1.375          160,000       0.25            160,000
     $1.36            $1.36           100,000        .67             33,333
     $1.02            $1.02           100,000       9.63             27,778
                                    ---------------------------------------
                                    2,692,000       8.31 years    2,240,277

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

The 2,200,000 options were granted to employees, officers and directors at less than market value of the Company's common stock with a total intrinsic value, being the excess of the quoted market price of the common stock over the exercise price at the date the options are granted, of $410,000. In accordance with the provisions of ABP No. 25, this additional compensation will be recognized over the vesting period of the options of which $182,813 has been recorded in the period ended September 30, 2002 and $373,542 has been recorded to date.

The 132,000 options were granted to employees, officers and directors at less than market value of the Company's common stock with a total intrinsic value, being the excess of the quoted market price of the common stock over the exercise price at the date the options are granted, of $13,200. In accordance with the provisions of ABP No. 25, this additional compensation will be recognized over the vesting period of the options of which $2,750 been recorded in the period ended September 30, 2002.

In addition, the Company has recorded $150,400 of compensation expense relating to the 160,000 options granted to a consultant which vested immediately, and $31,000 of a total of $93,000 of compensation relating to the 100,000 options granted to a consultant which vest evenly over a period of one year. These options were valued using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 4%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 97% and a weighted average expected life of the option of 1 year.

Also 100,000 options were granted during the period to an employee at an amount equal to the market value of the Company's common stock resulting in no intrinsic value. In accordance with the provisions of ABP No. 25, no additional compensation is required to be recognized over the vesting period of the options.

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

For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's pro-forma information relating to the granting and vesting of stock options is as follows:

                                      September 30,     September 30,
                                          2002              2001

  Net loss            As reported   $     (895,618)      $  (715,018)
  APB 25 compensation
    expense           As reported          208,813                 -
  SFAS 123 compensation
     expense          Pro-forma           (638,996)                -

 Pro-forma                           $  (1,325,801)      $  (715,018)

  Pro-forma net loss per share
     Basis and fully
     diluted          Pro-forma      $       (0.11)      $     (0.02)

NOTE 10 - RELATED PARTY TRANSACTIONS
------------------------------------
During the period consulting fees totalling $129,656 (2001 - $30,263) were paid to three officers and directors of the Company. At September 30, 2002 $83,237 is owing to these parties and is included in accounts payable. In addition, net cash advances of $6,281 were received from a director and are outstanding as at September 30, 2002. Amounts due to related parties are unsecured, bear no interest and have no specified terms of repayment.

NOTE 11 - DISCONTINUED OPERATIONS
---------------------------------
Subsequent to September 30, 2002 the Company shut down its Malaysian call centre operations and terminated it strategic alliance agreement with Hewlett Packard Malaysia Sdn. Bhd. Accordingly, the Company has disclosed the results of operations of this division as discontinued operations. The Company is seeking a buyer for its Malaysian assets.

NOTE 12 - LEGAL PROCEEDINGS
---------------------------
A purported complaint was pending against the Company, Signature Stock Transfer, Inc., inCall Systems, Inc., Kevin Nichols and Jane Doe Nichols v. Jeffrey Bunch and Tracy Bunch, for declaratory judgment, injunctive relief and money damages, filed in the Superior Court of Washington, Spokane County. The complaint was based upon two shareholders both claiming ownership of certain common shares of the Company. The plaintiffs purported to be the record and beneficial owners of these share certificates.

By agreement dated December 11, 2002 the parties agreed to settle all outstanding claims and the Company agreed to issued 149,200 shares of common stock valued at $74,600 to the plaintiffs.

NOTE 13 - INCOME TAXES
----------------------
The Company's has net operating loss carryforwards at September 30, 2002. These carryforwards will expire, if not utilized, beginning in 2015. The potential tax benefit of these losses has not been recorded as a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

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

Equipped with the latest in telephony and computer technologies, the Company provides all forms of customer contact and interaction services - ranging from telephone, fax and email management, to live interactive sales assistance using VoIP, text chat, co-web browsing and customer self-service
- - from a single source, backed by a sophisticated knowledge base.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and segment data and in conjunction with the Company's 10K filed April 15, 2002. Results for interim periods may not be indicative of the results for the full year.

By agreement dated November 22, 2000 between the Company and the shareholders of The Internet Call Centre Pte Ltd ("ICCP"), the Company agreed to acquire all the issued and outstanding shares of ICCP in exchange for the issuance of 6,500,000 restricted common shares, subject to certain conditions and completion of due diligence. The Company subsequently determined not to proceed with this acquisition, the agreement was not consummated and the share exchange did not occur. During October 2001 the parties mutually agreed to formally rescind the November 22, 2000 acquisition agreement. As a result of this rescission, the Company did not carry out any operations until November 2001. Therefore, comparisons of its quarter-end September 2001 and 2002 operating results are not meaningful and detailed discussions of revenue and expenses exclude comparisons to our quarter ended September 30, 2001.

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

On July 30, 2001, the Company purchased the assets of privately-held 1st Call Pte Ltd, an 81seat Singapore based call center provider of outsourced call center services in Asia, in exchange for 478,261 shares of restricted common stock of the Company valued at $1.50 per share for a purchase price of $717,391.

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

VOCALSCAPE ACQUISITION

During February 2002, the Company completed the acquisition of the assets of privately held Vocalscape Networks Inc. (www.vocalscape.com). The acquisition of Vocalscape's Voice over Intenet Protocol (VoIP) and electronic Customer Relationship Management (eCRM) solutions was a major milestone for inCall Systems' strategic plan for rapid growth. In September of 2001, TMC Labs bestowed its Innovation award and Editor's Choice award to Vocalscape's own VocalConnect citing, "[VocalConnect] is designed to help bring resolution to the "abandoned shopping cart syndrome" prevalent in e-commerce. It does so by allowing the customer to either request a Web chat session or click on the phone button to speak directly to a Customer Service Representative."

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

DISTRIBUTION AGREEMENTS

On September 9, 2002 inCall Systems, Inc.'s wholly owned subsidiary, Vocalscape Networks Inc., entered into a distribution agreement with Better Call Home, Inc.(BCH) a Nevada corporation. Under terms of the agreement, ninety-two and nine tenths percent (92.6%) of the outstanding shares of BCH's common stock was transferred to Vocalscape Networks Inc. in exchange for the right to distribute Vocalscape products. In consideration for such rights, Vocalscape will receive good and marketable title to Seventeen point six percent (17.6%) of BCH's issued and outstanding common stock free of all encumbrances whatsoever.

Vocalscape Networks Inc. sold 750,000 shares of Better Call Home, Inc. to O.B. Services Inc., a Colorado corporation and Creative Communication Corp., a Colorado corporation. A promissory note for $200,000, designated for the purchase of such shares, was received by Vocalscape Networks Inc. August 28, 2002 and became effective September 9, 2002.

Interest of 8% and any accrued unpaid charges on the note are payable annually, in arrears, on the last day of each calendar year, commencing with a short calendar year for 2002. The principle balance, interest and accrued unpaid charges under the note are due and payable on the final maturity date of August 4, 2004.

On September 9, 2002 inCall Systems, Inc.'s wholly owned subsidiary, Vocalscape Networks Inc., entered into a 2 year management agreement with TelcoBlue a public Delaware Corporation listed on the OTCBB. Under the terms of the agreement Vocalscape Networks Inc. will provide telcoBlue with day-to day contractual management for the development and deployment of telcoBlue's Voice over Internet Protocol (VoIP) technology for pre-paid calling cards. Vocalscape Networks Inc. will receive $15,000 per month is fees along with 5% of telcoBlue's gross revenues or 25% of the Company's gross profit, which ever is greater. If telcoBlue does not have the financial means to pay the monthly consulting fee it may issue common shares to Vocalscape Networks Inc. at $0.25 per share for management fees.

OPERATIONS

Revenues for the nine months ended September 30, 2002 were $476,423. Revenues were primarily generated from Company's Singapore and Malaysian call center operations and consulting revenues generated through Vocalscape Networks Inc. The Company's customer list includes Cisco, Hewlett-Packard, Sun
MicroSystems, Exxon and American Express.

Cost of Revenues for the nine months ended September 30, 2002 was $121,427 resulting in a Net Revenue of $354,996. Cost of revenues consisted primarily of salaries payable to call center staff.

Consulting consisted of compensation for officers and directors of the Company who focused on seeking suitable acquisition companies, developing business plans and fund raising activities. Consulting also consisted of compensation for programmers who focused on maintaining the Company's software technologies. Consulting expenses for the nine months ended September 30, 2002 were $447,374.

General and Administrative expenses consist primarily of rent, phone and fax and other office expenses. General and Administrative expenses for the nine months ended September 30, 2002 were $767,497.

Marketing expenses for the nine months ending September 30, 2002 was $50,000 and consisted primarily of inCall Systems common stock issued in exchange for 100% of the customer contracts of Articulate.

Interest for the nine months ended September 30, 2002 was $44,982 consisting of accrued interest on the Company's convertible notes.

Investor relations for the nine months ended to September 30, 2002 consisted of profiling the Company in investment papers and the professional services of investment relations firms and personnel. During the period, expense for investor relations was $48,043.

Total Operating Expenses for the nine months ended September 30, 2002 were $1,377,117 resulting in an Operating Loss of $1,022,121. Basic Net Loss per Share amounted to $0.08 for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

In nine months ended September 30, 2002, the Company has financed operations principally through cash generated by convertible notes.

Net cash used in operating activities was $274,574 for the nine months ended September 30, 2002 and consisted primarily of accounts payable, fees due to related third parties and accrued interest on convertible notes

Net cash provided by financing activities was US $235,000 for the nine months ended June 30, 2002. Net cash, provided by financing activities for the nine months ended September 30, 2002, was attributable to proceeds generated from convertible notes of $230,000 plus the proceeds from issuance of common shares of $10,000, less $5,000 paid on deposit for treasury shares. Investing activities consisted of acquisition of fixed assets, totaling $38,387

The Company anticipates that its current cash and cash equivalents and cash generated from operations, if any, will not be sufficient to satisfy its liquidity requirements for at least the next 12 months. The Company will require additional funds prior to such time and will seek to sell additional equity or debt securities or seek alternative sources of financing. If the Company is unable to obtain this additional financing, it may be required to reduce the scope of its planned sales and marketing and product development efforts, which could harm its business, financial condition and operating results. In addition, the Company may require additional funds in order to fund more rapid expansion, to develop new or enhanced services or products or to invest in complementary businesses, technologies, services or products. Additional funding may not be available on favorable terms, if at all.

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

The Company signed a settlement agreement between all parties involved in the legal proceeding on December 9, 2002. The Company felt it was in its best interest to settle the litigation in lieu of lengthy court battles and rising legal costs. The Company will issue 149,200 shares of its common stock in settlement of the litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) (a) All exhibits required to be filed herein are incorporated by reference to Registrant's Form 10-SB, previously filed with the Commission on March 31, 2001.

(b) The Company filed the following reports on Form 8-K during the three months ended September 30, 2002.

   (1) inCall Systems, Inc.'s wholly owned subsidiary, Vocalscape Networks Inc., has entered into a distribution agreement with Better Call Home, Inc.(BCH) a Nevada corporation. Under terms of the agreement, ninety-two and six tenths percent (92.6%) of the outstanding shares of BCH's common stock will be transferred to Vocalscape Networks Inc. in exchange for the right to distribute Vocalscape products. In consideration for such rights, Vocalscape will receive good and marketable title to twenty percent (20%) of BCH's issued and outstanding common stock free of all encumbrances whatsoever.

Vocalscape Networks Inc. sold 750,000 shares of Better Call Home, Inc. to O.B. Services Inc., a Colorado corporation and Creative Communication Corp., a Colorado corporation. A promissory note for $200,000, designated for the purchase of such shares, was received by Vocalscape Networks Inc. August 28, 2002 and became effective September 9, 2002.

Interest of 8% and any accrued unpaid charges on the note are payable annually, in arrears, on the last day of each calendar year, commencing with a short calendar year for 2002. The principle balance, interest and accrued unpaid charges under the note are due and payable on the final maturity date of August 4, 2004.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inCall Systems, Inc.

    Dated: December 24, 2002                    /s/ Marc Crimeni
                                                ----------------
                                                  Marc Crimeni
                                                  CEO, Director

                                                /s/ Ron McIntyre
                                                ----------------
                                                  Ron Mc Intyre
                                                  President

                      CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report on Form 10-QSB for the nine-month period ended September 30, 2002 of INCALL SYSTEMS, INC., a Nevada corporation (the "Company"), as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Marc Crimeni, Chairman and Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                                 /s/ Marc Crimeni
                                 ----------------
                                 Marc Crimeni, Chairman and
                                 Chief Executive Officer
                                 December 24, 2002