Form 10KSB
period 2002-12-31
ICALL SYSTEMS INC /NV/
filed 2003-05-21
CIK 1072988

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

 [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934: For the period ended December 31, 2002

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

     Check here if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-

KSB or any amendment to this Form 10-KSB. [ X ]

     State the issuer's revenues for its more recent fiscal year (ending December 31, 2002): $633,648.

     State the aggregate market value of the voting and non-voting common Equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days - $??. Calculated on the closing price of $0.15 per share on May 20, 2003 against the ?? shares held by non-affiliates on such date.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                              Outstanding as of December 31, 2002

Common Stock, $.001 par value            5,456,926

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

inCall Systems, Inc. was incorporated as Altrex Incorporated on October 20, 1998, under the laws of the State of Nevada. The Company changed its name to iCall Systems Inc. on January 22, 2001 and to inCall Systems, Inc. on February 8, 2002.

The Company is in its development stage and to date its activities have been limited to capital formation and the development of its call center business and related VOIP technology. By agreement dated July 30, 2001 the Company acquired the business and assets of 1st Call Pte Ltd, a Singapore-based call center provider. On November 1, 2001 the Company commenced a call center business operation in Singapore through its new subsidiary inCall Systems Pte Ltd and during November 2001 commenced a call center business operation in Malaysia through a new subsidiary inCall Systems Sdn Bhd. Due to lack of profitability the Malaysian call center was shut down during September 2002 and during December 2002 management decided to sell the Singapore call center, which was completed subsequent to year-end.

In February 2002 the Company acquired the assets, VOIP technology and related Customer Relations Management (CRM) software products, developed by Vocalscape Communications, Inc. The Company is currently focusing its efforts on the marketing and licensing of its intellectual properties (software) originally developed by Vocalscape Communications, Inc.

The Company offers an integrated suite of Customer Relations Management (CRM) software and services, including Internet and telephony turnkey communications solutions, to corporations and provides them with the ability to experience increased customer retention, revenue and profitability.

Equipped with the latest in telephony and computer technologies, the Company provides all forms of customer contact and interaction services - ranging from telephone, fax and email management, to live interactive sales assistance using VoIP, text chat, co-web browsing and customer self-service - from a single source, backed by a sophisticated knowledge base.

The Company intends to license its technologies and invest in companies involved the CRM and electronic Customer Relations Management (eCRM) industry that have complimentary technologies.

During February 2002, the Company completed the acquisition of the assets of privately held Vocalscape Communications, Inc. (www.vocalscape.com). The acquisition of Vocalscape's Voice over Internet Protocol (VoIP) and electronic Customer Relationship Management (eCRM) solutions was a major milestone for inCall Systems' strategic plan for rapid growth. In September of 2001, TMC Labs bestowed its Innovation award and Editor's Choice award to Vocalscape's own VocalConnect citing, "(VocalConnect) is designed to help bring resolution to the 'abandoned shopping cart syndrome' prevalent in e-commerce. It does so by allowing the customer to either request a Web chat session or click on the phone button to speak directly to a Customer Service Representative."

inCall Systems acquired the assets of Vocalscape from Blackwater Gold Corp.
(BWG) for a combination of stock and cash. Under the terms of the agreement, inCall Systems paid $15,000 cash and 300,000 shares, valued at $2.00 per inCall Systems share, issued under Rule 144 and carrying a 24-month legend. InCall Systems may repurchase the shares at $2.20 per share for the first 12 months and $2.40 per share during months 13 to 24. Royalties are payable to Blackwater Gold Corporation by inCall Systems at the rate of 2% of gross revenue reported by inCall Systems for a 24 month period, followed by 1% of gross revenue for a 36 month period (the maximum cumulative royalties paid in any inCall Systems fiscal year shall not exceed $250,000.00).

ARTICULATE ACQUISITION

June 23, 2002, the Company completed the acquisition of the business and customer contracts of Articulate Customer Care Sdn Bhd ("Articulate"), a Malaysian based call center provider of outsourced customer interactive services for Asia.

Under the terms of the acquisition agreement, Articulate received 40,000 shares of inCall Systems common stock in exchange for 100% of the customer contracts of Articulate. Some of Articulate's blue chip customers include American Express and ExxonMobil. The Company has recorded the acquisition of these contracts as a marketing expense.
The accounts were intergraded into the Company's existing call center operations in Malaysia.

DISTRIBUTION AGREEMENTS

On September 9, 2002, inCall Systems, Inc.'s wholly owned subsidiary, Vocalscape Networks Inc., entered into a distribution agreement with Better Call Home, Inc.(BCH) a Nevada corporation. Under terms of the agreement, ninety-two and five tenths percent (92.5%) of the outstanding shares of BCH's common stock was transferred to Vocalscape Networks Inc. in exchange for the right to distribute Vocalscape products. In consideration for such rights, Vocalscape will receive good and marketable title to seventeen point five percent (17.5%) of BCH's issued and outstanding common stock free of all encumbrances whatsoever.

Vocalscape Networks Inc. sold 750,000 shares of Better Call Home, Inc. to O.B. Services Inc., a Colorado corporation and Creative Communications Corp., a Colorado Corporation. A promissory note for $200,000, designated for the purchase of such shares, was received by Vocalscape Networks Inc. August 28, 2002 and became effective September 9, 2002.

Vocalscape Networks Inc. received 4,800,000 shares of common stock telcoBlue for common stock in exchange for the seventeen point five percent (17.5%) of BCH's issued and outstanding common stock.

Interest of 8% and any accrued unpaid charges on the note are payable annually, in arrears, on the last day of each calendar year, commencing with a short calendar year for 2002. The principal balance, interest and accrued unpaid charges under the note are due and payable on the final maturity date of August 4, 2004.

On November 28, 2002, Vocalscape Networks Inc., the Company's wholly owned Canadian subsidiary, transferred all its assets to its parent inCall Systems, Inc. The assets included Vocalscape's management agreement with Better Call Home, Inc., the shares owned in telcoBlue, Inc., the promissory note for $200,000, and all other assets including but not limited to trademarks and websites.

On September 9, 2002, inCall Systems, Inc.'s wholly owned subsidiary, Vocalscape Networks Inc., entered into a 2-year management agreement with telcoBlue, Inc., a public Delaware corporation listed on the OTCBB. Under the terms of the agreement, Vocalscape Networks Inc. will provide telcoBlue with day-to-day contractual management for the development and deployment of telcoBlue's Voice over Internet Protocol (VoIP) technology for pre-paid calling cards. Vocalscape Networks Inc. will receive $15,000 per month is fees along with 5% of telcoBlue's gross revenues or 25% of the Company's gross profit, which ever is greater. If telcoBlue does not have the financial means to pay the monthly consulting fee, it may issue common shares to Vocalscape Networks Inc. at $0.25 per share for management fees.

During October 2002 the Company shut down its Malaysian call center operations and terminated it strategic alliance agreement with Hewlett Packard Malaysia Sdn. Bhd. The remaining assets and liabilities of the call center were transferred to creditors in settlement of outstanding debts resulting in no gain or loss on disposal of this division. Accordingly, the Company has disclosed the results of operations of this division as discontinued operations.

ITEM 2. PROPERTIES

The Company does not own any real estate or other properties. The Company's registered office is located at 2764 Lake Sahara Drive, Suite 115, Las Vegas, NV 89117.

ITEM 3. LEGAL PROCEEDINGS

On May 9, 2002, a complaint was filed against the Company, Signature Stock Transfer, Inc., inCall Systems, Inc., Kevin Nichols and Jane Doe Nichols v. Jeffrey Bunch and Tracy Bunch, for declaratory judgment, injunctive relief and money damages, filed in the Superior Court of Washington, Spokane County. The complaint is based upon two shareholders both claiming ownership of certain common shares of the Company. The plaintiffs purport to be the recorded and beneficial owners of these share certificates.

Even though the Company did not feel it was a legitimate party to the complaint, it signed a settlement agreement between all parties involved in the legal proceeding on December 9, 2002. The Company felt it was in its best interest to settle the litigation in lieu of lengthy court proceedings and rising legal costs. The Company has agreed to issue 149,200 shares of its common stock in settlement of the litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Thursday, January 31, 2002, at 1:30 p.m., Pacific Time a Special Meeting of Stockholders was held at 388 Market Street, Suite 500, San Francisco, CA 94111.

      At this Special Meeting, the Stockholders were asked to consider and vote upon the approval of the following items:

      1. For Stockholders of iCall to consider and vote upon a proposal to approve the change in the name ("Name Change") of "iCall Systems, Inc." to "inCall Systems, Inc." The proposed name change is being requested because another company recently contacted iCall and informed us that they already had rights to the name.

     2. To transact such other business as may properly come before the Special Meeting of Stockholders of iCall or any adjournment thereof.

The majority of Stockholders voted in favor of the name change and no other business was conducted.

PART II

ITEM 5.  MARKET INFORMATION

 The Company's common stock is traded on the OTC Bulletin Board under the symbol "ICAS". The market for the Company's common stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to the Company's common stock for the twelve months ending December 31, 2002. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

                     FISCAL YEARS ENDED
                 ------------------------------
                     DECEMBER 31, 2002
                 ------------------------------
                  HIGH BID          LOW BID
                 ------------------------------

First Quarter      $1.55             $1.35
Second Quarter     $1.75             $1.20
Third Quarter      $1.15             $0.60
Fourth Quarter     $0.75             $0.50

On April 10, 2002, the Company completed a 2 for 1 stock split. All the stock prices above have been adjusted to reflect the split.

DIVIDENDS

No dividends have ever been declared by the Board of Directors of the Company on its common stock. The Company's losses do not currently indicate the ability to pay any cash dividends, and the Company does not indicate the intention of paying cash dividends on its common stock in the foreseeable future.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS

inCall Systems, Inc. is primarily in the business of developing, maintaining and licensing computer software and services related to the Customer Relations Management (CRM) industry. During 2002, the Company was evaluating software systems it could implement in its call centers in Malaysia and Singapore. The goal was to acquire certain technologies the Company was currently licensing. By acquiring the technologies, the Company could reduce its costs by eliminating the monthly licensing fees it paid. During the evaluation process, the Company identified that the assets and intellectual properties of Vocalscape Communications, Inc. would meet its requirements and then proceeded to purchase those assets from their current owner Blackwater Gold Corp. on March 26, 2002.

The Company deployed the acquired technology in its Asian call centers as planned in May of 2002. At the time of the technology purchase, the Company had not intended to bring the technology products (software) to market but simply amortize the cost of the acquisition through the saving of third party licensing fees.

In June of 2002, the Company realized the software products it had acquired has a large global market and decided to begin initial marketing research and at the same time activated the Company's interactive chat technology at www.vocalconnect.com and began a small marketing campaign.

In July of 2002, the Company then licensed its Voice Over the Internet (VoIP) technology to a private company called Better Call Home, Inc. of Nevada in exchange for equity.

During the third and fourth quarter, the Company had considerable interest from other licensee's and distributors for its intellectual properties and in December the Company decided to change its corporate focus from operating call centers to the licensing of its technologies. In implementing its new corporate direction, the Company began the process of selling its call center in Singapore and signed a share purchase agreement with Intercontinental Communications, Inc., a private company incorporated in the State of Nevada.

Under the terms of the share purchase agreement, Intercontinental
Communications, Inc. paid cash of $12,000 and will pay certain liabilities of the Singapore call center and will issue a promissory note to inCall Systems, Inc. with a face value of $788,000. inCall Systems, Inc. has agreed to exchange the promissory note for equity should Intercontinental
Communications, Inc. shares become listed on a recognized public exchange. As of December 31, 2002, the note has been valued at $100,000 due to the uncertainty of realization.

RESULTS FROM OPERATIONS

For the year ending December 31, 2002, the Company generated revenues of $242,686 from software licensing and consulting and $390,962 in call center revenues, an increase over revenues reported December 31, 2001 of $46,609. The increase in generated revenues is attributable to having the call center in Singapore operational and intellectual property (software) to license. The Company realized a loss from discontinued operations of the Singapore call center of $176,317 during 2002. Revenues and expenses of both the Singapore and Malaysian call centers are reflected as loss from discontinued operations for the years ended 2002 and 2001.

For the year ending December 31, 2002, the Company recorded a net loss of $1,825,543 compared to $1,119,228 for the same period of 2001. The increase in loss is attributable to several nonrecurring transactions including $433,179 in impairment of goodwill relating to the Singapore call center, $74,600 loss on the settlement of the May 9, 2002 law suit, $175,000 impairment on the $200,000 note the Company holds with Creative Communications Corp., and $234,213 in losses from discontinued operations in Singapore and Malaysia. The Company also recorded a non-cash expense of $402,800 for stock based compensation for options granted using the Black-Scholes option-pricing model.

Accounting and Legal expenses for the twelve months ended December 31, 2002 were $197,194 as compared to $35,243 for the same period in 2001. The increase arose from several transactions including the acquisition of the Vocalscape Communications, Inc. assets, the acquisition of certain accounts from Articulate Customer Care, the May 9, 2002 lawsuit, and the restatement of the Company's 2001 financials due to the rescission agreement reached with the Internet Call Center Pte Ltd in October 2001.

Consulting consisted of compensation for officers and directors of the Company who focused on seeking suitable acquisition companies, developing business plans, financial proformas and fund raising activities, and various other consultants and programmers contracted to assist the Company. Consulting expenses for the year ending December 31, 2002 were $386,619 compared to $113,051 for the same period in 2001. The increase in consulting expenses arose primarily from the hiring of new staff and contract software programmers maintaining the intellectual property (software) the Company owns. The Company has since decreased its use of consultants' in line with its new business focus.

General and Administrative expenses consist primarily of rent, phone and fax and other office expenses. General and Administrative expenses for the year ending December 31, 2002 were $95,439 compared to $25,586 for the same period in 2001. The increase is attributable to new office space to accommodate additional staff and consultants.

Interest for the year ending December 31, 2002 was $126,157 compared to $27,243 for the same period in 2001. Interest consists of accrued interest on the Company's convertible notes. The increase is reflected by an increase of $280,000 in notes for 2002 and interest on the $865,000 in notes from previous years.

Investor Relations for the year ending to December 31, 2002 consisted of profiling the Company in investment papers and the professional services of investment relations firms and personnel in North America, Asia and Europe, during the period expenses for Investor Relations were $28,043 compared to $96,708 for the same period in 2001. The decrease is attributed to the Company handling more Investor Relations activities internally.

Travel for the year ending December 31, 2002 decreased to $72,461 compared to $82,322 for the same period in 2001. Travel consisted of multiple trips to the United States, Europe and Asia to evaluate both business and financing opportunities.

During the next twelve months, the Company will continue studying such things as the hardware and software requirements of its operations, identifying and evaluating acquisitions in related technologies that are complimentary to its current intellectual properties. This will include analyzing the many products that are available to satisfy the Company's future Customer Relations Management (CRM) suite of products and technical support needs, with a focus on software and services that allow easy expansion and/or upgrades as the customer base increases. All of the research and findings prepared during this period will be compiled and used to set forth future operating budgets for the Company that will include new customer projections coupled with the capital and operating cash flow requirements necessary to meet those projections. The Company will continue to seek suitable distributors and licensee's of its current and future software products and services, the Company will also seek to sign additional marketing consulting agreements with those companies that license its products.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from financing activities for the year ending December 31, 2002 was $247,406 compared to $1,019,500 for the same period in 2001.

In the year ending December 31, 2002, the Company financed operations principally through cash generated by convertible loans. The Company raised $230,000 through such loans with Update Ltd. ("Update"). The notes bear simple annual interest at 6%, with principal and interest subsequently extended to April 30, 2004. The notes give Update the option of converting into restricted common shares at a conversion price equal to the lesser of 75% of the average closing price for the five trading days prior to conversion or $1.25 per share. In the event of a default, (interest not paid or debenture not paid at maturity) interest will continue to accrue on the total amount then due at an annual interest rate of 12% plus a collection fee of $10,000.

The Company also obtained additional loans secured by convertible notes for an additional $230,000 with Update ($50,000 on January 11, 2002, $100,000 on March 4, 2002, $50,000 on June 10, 2002, $30,000 on July 5, 2002). These
notes have ten-month terms from the funding date with simple annual interest at 6%, payable monthly. The notes give Update the option of converting into restricted common shares at a conversion price equal to the lesser of 60% of the average closing price for the five trading days prior to conversion or $1.25 per share. In the event of a default, (interest not paid or debenture not paid at maturity) interest will continue to accrue on the total amount then due at an annual interest rate of 12% plus a collection fee of $10,000. All notes have been subsequently extended to April 30, 2004.

All of the notes contain a restriction on future financings that the Company shall not issue common stock for a price of less than $1.50 without the written permission of the Lender for as long as any principal remains outstanding. Further, the Company pledged all of its assets as collateral for the loan. The Company also agreed to file a General Security Agreement ("GSA"), or GSA-equivalent, to register this security claim. As at December 31, 2002, interest of $88,901 has been accrued and included in the balance owing.

The Company also continued its pursuit and selection of private placement funding. During the year, the Company raised net of fees US $10,000 through such private placements.

The Company maintains a cash balance that it believes will not sustain operations into the second quarter of 2003. The Company continues to explore all possibilities in securing financing sufficient to sustain operations, and continue with its consulting and software licensing plans.

The Company faces considerable risk in completing each of its business plan steps, including, but not limited to: a lack of funding or available credit to continue development and undertake product and services rollout; a lack of interest in its solutions in the market on the part of potential licensees; and/or a shortfall of funding due to an inability to raise capital in the securities market.

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

ITEM 7. SELECT FINANCIAL DATA

See audited financial statements for the years ending December 31, 2002 and 2001.

                           inCALL SYSTEMS, INC.
                      (a development stage company)

                    CONSOLIDATED Financial Statements

                      DECEMBER 31, 2002 and 2001


AUDITORS' REPORT

CONSOLIDATED Balance Sheets

CONSOLIDATED Statements of Operations

consolidated Statement of Stockholders' Equity

CONSOLIDATED Statements of Cash Flows

Notes to CONSOLIDATED Financial Statements

LABONTE & CO.
Chartered Accountants                             #610 - 938 Howe Street
                                                  Vancouver, BC Canada
                                                  V6Z 1N9

                                                  Telephone (604) 682-2778
                                                  Facsimile (604) 689-2778
                                                  Email - info@labontecom.com

                               AUDITORS' REPORT

To the Stockholders and Board of Directors of inCall Systems, Inc.:

We have audited the consolidated balance sheets of inCall Systems, Inc. as at December 31, 2002 and 2001 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended in accordance with generally accepted accounting principles in the United States.

/s/ Labonte & Co.
-----------------
Labonte & Co.
CHARTERED ACCOUNTANTS

Vancouver, B.C.
April 30, 2003


COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the stockholders and Board of Directors dated April 30, 2003 is expressed in accordance with Canadian reporting standards, which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.

/s/ Labonte & Co.
-----------------
Labonte & Co.
CHARTERED ACCOUNTANTS

Vancouver, B.C.
April 30, 2003
                        inCALL SYSTEMS, INC.
                    (a development stage company)
                    CONSOLIDATED BALANCE SHEETS

                                                 December 31,    December 31,
                                                    2002            2001
                                ASSETS
CURRENT
  Cash and cash equivalents                     $     6,142     $   130,066
  Accounts receivable                                50,589          12,439
  Prepaid expenses                                    1,945          64,759
                                                  ----------      ----------
                                                     58,676         207,264

INVESTMENT IN TELCO BLUE (Note 7)                   240,000               -
NOTE RECEIVABLE (Note 6)                             25,000               -
ADVANCES TO ICCP                                          -               1
FIXED ASSETS (Note 3)                                80,983          92,582
VOIP TECHNOLOGY (Note 5)                            450,000               -
GOODWILL (Note 4)                                   180,138         633,317
                                                  ----------      ----------
                                                $ 1,034,797     $   933,164
                                                  ==========      ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT
  Accounts payable and accrued liabilities       $   530,694     $    82,696
  Due to related parties (Note 10)                    13,361               -
  Convertible notes payable (Note 8)              1,183,705         786,655
                                                  ----------      ----------
                                                   1,727,760         869,351
DEFERRED INCOME TAX                                       -          14,833
                                                  ----------      ----------
                                                   1,727,760         884,184
COMMITMENTS AND CONTINGENCIES (Notes 1 and 5)
STOCKHOLDERS' EQUITY
  Capital stock (Note 9)
    Authorized:
      65,000,000 common shares with $0.001 par value
      10,000,000 Preferred A shares
    Issued and outstanding: 12,033,706
      (December 31, 2001 - 10,913,852) post-split
      common shares                                   1,702             957
  Additional paid-in capital                      2,509,858        1,038,001
  Obligation to issue shares                              -          215,002
  Deposit on treasury shares (Note 5)               (30,000)               -
  Other comprehensive loss                         (144,000)               -
  Deficit accumulated during development stage   (3,030,523)      (1,204,980)
                                                  ----------      ----------

                                                   (692,963)          48,980
                                                  ----------      ----------
                                                $ 1,034,797      $   933,164
                                                  ==========      ==========
The accompanying notes are an integral part of these consolidated financial statements
                            inCALL SYSTEMS, INC.
                       (a development stage company)
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             October 20, 1998
                                                               (inception) to
                                       Years ended December 31    December 31
                                         2002           2001          2002
                                       ----------   ----------    -----------
REVENUE
  Software licensing and
    contract fees                      $  242,686   $  46,609     $  289,295
                                       ----------   ----------    -----------
EXPENSES
  Consulting and management fees           386,619     113,051        499,670
  Depreciation                               3,603         266          3,869
  General and administrative                95,439      25,586        128,525
  Impairment of goodwill (Note 4)          453,179           -        453,179
  Interest  - cash                          61,658      27,243         88,901
    - non-cash (Note 6)                    105,588      78,252        183,840
  Investor relations                        28,043      96,708        124,751
  Marketing                                 50,000           -         50,000
  Professional fees                        197,974      35,243        233,217
  Travel                                    72,461      82,322        154,783
  Stock-based compensation                 402,800     190,729        593,529
  Write down of advances to ICCP                 -     532,499        532,499
                                       ----------   ----------    -----------
                                         1,857,364   1,181,899      3,046,763
                                       ----------   ----------    -----------
OPERATING LOSS                         (1,614,678) (1,135,290)    (2,757,468)

GAIN ON SALE OF TECHNOLOGY (Note 6)        96,667           -         96,667
GAIN ON SALE OF INVESTMENT (Note 7)       177,333           -        177,333
LOSS ON SETTLEMENT OF LAWSUIT             (74,600)          -        (74,600)
IMPAIRMENT OF PROMISSORY NOTE (Note 6)   (175,000)          -       (175,000)
                                       ----------   ----------    -----------
LOSS BEFORE DISCONTINUED OPERATIONS    (1,590,278) (1,135,290)    (2,733,068)

DISCONTINUED OPERATIONS (Note 11)
  Loss from Malaysia operations           (58,948)          -        (58,948)
  Loss from Singapore operations         (176,317)    (62,190)      (238,507)
                                       ----------    ---------    -----------
NET LOSS FOR THE YEAR                $ (1,825,543) $(1,197,480)  $(3,030,523)
                                        ==========    =========     =========
INCOME (LOSS) PER SHARE FROM CONTINUING
  OPERATIONS                              $  (0.14)    $  (0.04)
LOSS PER SHARE FROM DISCONTINUED
  OPERATIONS                              $  (0.02)    $  (0.00)
                                        ----------   ----------
BASIC NET LOSS PER SHARE                  $  (0.16)    $  (0.04)

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                           11,683,205   29,228,658

The accompanying notes are an integral part of these consolidated financial statements
                             inCALL SYSTEMS, INC.
                        (a development stage company)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           inCALL SYSTEMS, INC.
                        (a development stage company)
                    CONSOLIDATED Statements of cash flows
                                                             October 20, 1998
                                                               (inception) to
                                       Years ended December 31    December 31
                                         2002           2001          2002
                                       ----------   ----------    -----------

Cash flows from operating activities
    Net loss for the year from
      continuing operations           $(1,590,278) $(1,135,290)  $(2,733,068)
Adjustments to reconcile net loss
   to net cash used in operating activities
 - non-cash revenue                      (160,000)          -      (160,000)
 - depreciation                             3,603         266         3,869
 - stock-based compensation               402,800     190,729       593,529
 - non-cash expenses                      305,388      78,252       383,640
 - accrued interest on convertible notes   61,462      27,243        88,705
 - write down of advances to ICCP               -     532,499       532,499
 - gain on sale of technology             (96,667)          -       (96,667)
 - gain on sale of investment            (177,333)          -      (177,333)
 - loss on settlement of lawsuit           74,600           -        74,600
 -impairment of promissory note           175,000           -       175,000
 - impairment of goodwill                 453,179           -       453,179
 - accounts receivable                     (3,123)          -        (3,123)
 - prepaid expenses                        (1,945)          -        (1,945)
 - accounts payable and
     accrued liabilities                  284,066      58,058       342,124
                                      ----------   ----------    -----------
 Cash flows used in continuing operations(269,248)   (248,243)     (524,991)
 Cash used in discontinued operations     (63,695)    (88,739)     (152,434)
                                      ----------   ----------    -----------
CASH USED IN OPERATING ACTIVITIES        (332,943)   (336,982)     (677,425)
                                      ----------   ----------    -----------
Cash flows from investing activities
     - acquisition of fixed assets        (38,387)    (19,952)      (58,339)
     - advances to Internet Call
         Centre Pte Ltd. ("ICCP")               -    (532,500)     (532,500)
                                      ----------   ----------    -----------
CASH FLOWS USED IN investing activities   (38,387)    (552,452)    (590,839)

Cash flows from financing activities
     - proceeds from convertible
         notes payable                    230,000      865,000    1,095,000
     - proceeds from issuance of
         common shares for cash            10,000      154,500      172,000
     - deposit on treasury shares          (5,955)           -       (5,955)
     - advances from related parties       13,361            -       13,361
                                      ----------   ----------    -----------
Cash flows from financing activities      247,406    1,019,500     1,274,406
                                      ----------   ----------    -----------
Increase (DECREASE) in cash
  and cash equivalents                   (123,924)     130,066         6,142

Cash and cash equivalents,
  BEGINNING of period                     130,066            -             -
                                       ----------   ----------    -----------
Cash and cash equivalents,
  End of period                       $     6,142  $  130,066    $    6,142
                                       ----------   ----------    -----------

OTHER NON-CASH TRANSACTIONS:
During 2002 the Company issued 7,666 pre-split common shares at $2.40 per share for services of $18,698, 28,000 pre-split common shares at $2.50 per share for settlement of $45,000 of debt and for payment of $25,000 of services; 30,000 pre-split common shares at $2.00 per share for $60,000 of services; and 300,000 pre-split common shares at $2.00 per share for $600,000 on acquisition of VOIP technology.

During 2002 the Company also issued 42,000 post-split common shares at $1.20 per share for services of $50,400, 286,670 post-split common shares for acquisition of assets, 40,000 post-split common shares at $1.25 for services of $50,000 and 11,852 post-split common shares at $1.35 for services of $16,000. Also, 20,000 shares previously issued for services of $20,000 were returned to treasury and cancelled.

See also Notes 4, 5, 6, and 7.

The accompanying notes are an integral part of these consolidated financial statements.

                            inCALL SYSTEMS, INC.
                      (a development stage company)
                 Notes to CONSOLIDATED Financial Statements
                        December 31, 2002 and 2001

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

inCall Systems, Inc. was incorporated as Altrex Incorporated on October 20, 1998, under the laws of the State of Nevada. The Company changed its name to iCall Systems Inc. on January 22, 2001 and to inCall Systems, Inc. on February 8, 2002.

The Company is in its development stage and to date its activities have been limited to capital formation and the development of its call centre business and VOIP and related CRM technology. By agreement dated July 30, 2001 the Company acquired the business and assets of 1st Call Pte Ltd., a Singapore-based call centre provider. On November 1, 2001 the Company commenced a call centre business operation in Singapore through its new subsidiary inCall Systems Pte Ltd. and during November 2001 commenced a call centre business operation in Malaysia through a new subsidiary inCall Systems Sdn. Bhd. Due to lack of profitability the Malaysian call centre was shut down during October 2002 and during December 2002 management decided to sell the Singapore call centre which was completed subsequent to year end. Refer to
Note 11. In February 2002 the Company acquired the assets and VOIP and related CRM technology developed by Vocalscape Communications Ltd. The Company is currently focusing its efforts on the marketing and licensing of its intellectual properties (software) originally developed by Vocalscape Communications, Inc. (Refer to Note 5)

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2002 the Company has a working capital deficiency of $1,669,084 and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on its ability to obtain additional financing, settling its outstanding debts and ultimately to attain profitable operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation
The financial statements include the accounts of the Company and its wholly-owned subsidiaries, Incall Systems (B.C.) Inc. incorporated in British Columbia, inCall Systems Pte Ltd. incorporated in Singapore which commenced operations on November 1, 2001, inCall Systems Sdn. Bhd. incorporated in Malaysia on December 12, 2001, and Vocalscape Networks Inc., incorporated in British Columbia ("VNI"). Effective November 28, 2002, all assets of VNI were transferred to the parent company. All significant intercompany balances and transactions are eliminated on consolidation.

Revenue recognition
The Company generates call centre revenue from provision of call centre and related services. Revenue is recognized when fees are accrued and services are provided and collection is reasonably assured. Revenue from the licensing of VOIP technology is recorded in accordance with terms of licensing agreements when collection is reasonably assured.

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

Investments in securities are accounted for as either "trading securities" or "available for sale" and are stated at quoted market values. Securities that are not readily marketable are stated at their estimated fair values as determined by the Company's management. The resulting unrealized gains and losses for trading securities are included in net gain (loss) from investments and in accordance with SFAS 130 the unrealized gains and losses for available for sale securities, net of tax, are reported within stockholders' equity as a component of other comprehensive income (loss) unless it is determined that there is a permanent decline in value. Securities transactions and any related gains and losses are recorded on a trade date basis. Realized gains and losses from securities transactions are recorded on the identified cost basis.

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

Impairment of long-lived assets
The Company reviews the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the asset to the net carrying value of the asset.

Goodwill and other intangible assets
In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. The Company has adopted the provisions of SFAS 142 for acquisition of goodwill and other intangible assets after June 30, 2001. The adoption of SFAS 142 did not impact the results of operations for any periods previously reported. For the fiscal year ended December 31, 2002 the Company recorded an impairment of goodwill of $433,179 relating to its Singapore call centre operations.

Stock-based compensation
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002 and the required disclosures have been made below.

The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 9:

                                             December 31,  December 31,
                                                    2002          2001
                                              ----------    ----------
    Net loss                    As reported  $(1,825,543)  $(1,197,480)
   APB 25 compensation expense  As reported      402,800       190,729
   SFAS 123 compensation expense Pro-forma      (764,284)     (702,000)
                                 Pro-forma   $(2,187,027)  $(1,708,751)
Pro-forma net loss per share
   Basis and fully diluted       Pro-forma   $     (0.20)  $     (0.06)

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

Net loss per common share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. The accompanying presentation is only of basic loss per share as the potentially dilutive factors are anti-dilutive to basic loss per share. Net loss per share for the year ended December 31, 2001 has been restated to give retroactive effect to the 2:1 stock split in 2002.

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

NOTE 3 - FIXED ASSETS

                                                       2002         2001
                                                  ----------------------
Computer equipment and software                   $   72,721  $   64,517
Furniture and fixtures                                 3,163       3,163
Office equipment                                      25,196      22,897
Leasehold improvements                                13,450      13,450
                                                  ----------------------
                                                     114,530     104,027
Less: accumulated depreciation                       (33,547)    (11,445)
                                                  ----------------------
                                                  $   80,983  $   92,582
                                                  ----------------------

NOTE 4 - ACQUISITION OF BUSINESS ASSETS OF 1st CALL PTE LTD.

On July 30, 2001 the Company acquired all of the business assets of 1st Call Pte Ltd. ("1st Call"), a Singapore-based call centre provider of outsourced customer interactive services in Asia, in exchange for 478,261 shares of restricted common stock of the Company valued at $1.50 per share for a purchase price of $717,391.

The business combination has been accounted for using the purchase method of accounting as follows:

   Assets acquired at fair value:
   Fixed assets                              $         84,074
   Goodwill                                           633,317
                                                      -------
   Purchase price                             $       717,391

During 2001 the Company issued 334,926 shares in connection with this acquisition. The remaining 143,335 shares were recorded as an obligation to issue shares totalling $215,002. These shares were issued in June 2002 as 286,670 post-split common shares. The excess purchase price over the fair value of fixed assets acquired was allocated to goodwill. Due to the lack of profitability and the decision to sell inCall Systems Pte. Ltd., the Company has recognized a goodwill impairment provision of $453,179 at December 31, 2002. Refer to Note 11.

NOTE 5 - ACQUISITION OF VOIP TECHNOLOGY

By agreement dated February 5, 2002 and completed March 26, 2002 the Company acquired voice over internet protocol technology ("VOIP") and related customer relations management ("CRM") software products developed by Vocalscape Communications Inc. from Blackwater Gold Corp, a British Columbia, Canada company for $600,000 plus related equipment for $15,000. The consideration paid was $15,000 cash and 300,000 shares of common stock of the Company valued at $2.00 per share. As further consideration, for 24 months, the Company is required to pay a royalty of 2% of gross revenue reported by the Company and thereafter for 36 months the Company will pay a royalty of 1% of the gross revenue reported by the Company, subject to a maximum of $250,000 per year. The Company has the right to repurchase the 300,000 shares at a price of $2.20 per share in the first year and at $2.40 per share in the second year. The Company also is required to repurchase each quarter a minimum of $10,000 of these shares from Blackwater Gold Corp. As at December 31, 2002 the Company had paid $5,955 towards the first three quarters' purchases and is required to pay an additional $24,045 for a total of $30,000.

NOTE 6 - TECHNOLOGY LICENSE AGREEMENT

During 2002, through VNI, the Company entered into an exclusive International Distributor Agreement with Better Call Home, Inc. ("BCH"), a privately held Nevada company for the rights to market its VOIP technology for the prepaid calling card business. Under the terms of the agreement the Company granted international distribution rights of its Voice Over the Internet Protocol
(VOIP) to BCH in exchange for an initial 92.5% equity interest in Better Call Home with a fiar value of $246,667. Concurrent with this license, the Company agreed to transfer a 75% interest in BCH to a third party in consideration of a promissory note in the amount of $200,000 which bears interest at 8% per annum and is due in full August 4, 2004. The Company realized a gain of $96,667 on the sale of VOIP technology being the excess of the fair value of the BCH interest over the $150,000 carrying value. Subsequently, the Company determined that realization of the full amount of the note was uncertain and at year end the Company recorded a write-down of the note to the estimated net recoverable amount of $25,000 resulting in a loss of $175,000.

NOTE 7 - INVESTMENT IN TELCO BLUE INC.

By agreement dated August 7, 2002 between BCH and Telco Blue Inc. ("Telco"), formerly Wave Power.Net Inc., Telco acquired a 100% interest in BCH in exchange for 16,000,000 restricted common shares of Telco. As a result the Company exchanged its remaining 17.5% interest in BCH for 2,800,000 restricted common shares of Telco valued at $224,000 resulting in a gain on sale of BCH of $177,333. Concurrent with this sale Telco entered into a two-year management agreement with the Company whereby the Company will provide services to Telco related to its VOIP business. In connection with this agreement, Telco issued an additional 2,000,000 shares of common stock valued at $160,000 and has agreed to pay an additional monthly fee equal to the greater of $15,000 or 5% of gross revenue generated from use of the VOIP technology plus expenses. Telco is a public company listed on the OTC Bulletin Board and the 4,800,000 shares held are subject to Rule 144 resale restrictions. The Company has accounted for this investment as available for sale securities.

At December 31, 2002 the Company wrote down the carrying value of its investment in Telco from $384,000 to $240,000, recognizing an unrealised loss of $144,000 which was recorded to other comprehensive loss in the year.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2001 the Company obtained loans secured by convertible notes in the amount of $440,000 with Update Ltd. ("Update"). The notes bear simple annual interest at 6%, with principal and interest due on September 20, 2002, which was extended to April 30, 2004. The notes give Update the option of converting into restricted common shares at a conversion price equal to the lesser of 75% of the average closing price for the five trading days prior to conversion or $1.25 per share. In the event of a default, (interest not paid or debenture not paid at maturity) interest will continue to accrue on the total amount then due at an annual interest rate of 12% plus a collection fee of $10,000.

The Company also obtained additional loans secured by convertible notes for an additional $655,000 with Update of which $425,000 was received in 2001 and $230,000 was received in 2002. These notes originally had ten-month terms from the funding date with simple annual interest at 6%, payable monthly, and have also been extended to April 30, 2004. The notes give Update the option of converting into restricted common shares at a conversion price equal to the lesser of 60% of the average closing price for the five trading days prior to conversion or $1.25 per share. In the event of a default, (interest not paid or debenture not paid at maturity) interest will continue to accrue on the total amount then due at an annual interest rate of 12% plus a collection fee of $10,000.

All of the notes contain a restriction on future financings that the Company shall not issue common stock for a price of less than $1.50 per share without the written permission of the Lender for as long as any principal remains outstanding. Further, the Company pledged all of its assets as collateral for the loan. The Company also agreed to file a General Security Agreement ("GSA"), or GSA-equivalent, to register this security claim. As at December 31, 2002, interest of $88,705 has been accrued and is included in the balance owing.

Beneficial conversion feature on promissory notes

The Company applied the provisions of EITF 98-5 and 00-27 in accounting for the beneficial conversion feature embedded in the promissory notes issued during 2001. As such, the consolidated balance sheet as at December 31, 2001 has been revised to reflect the conversion option embedded in the promissory notes issued in 2001. This conversion option has been valued using the intrinsic value method and resulted in a $183,840 liability being reclassified into stockholders' equity. In addition, non-cash interest expense of $78,255 was recorded in 2001 and $105,588 was recorded in 2002 in respect of the conversion option embedded in the promissory notes. The promissory notes issued in 2002 did not contain any beneficial conversion feature.

NOTE 9 - CAPITAL STOCK

During the period the Company issued 30,000 pre-split common shares in exchange for legal services of $40,000 and investor relations of $20,000, 7,666 pre-split common shares in exchange for consulting fees of $18,400, and 28,000 pre-split common shares in exchange for investor relations services valued at $70,000, of which $45,000 had been incurred prior to December 31, 2001.

In addition, the Company issued 300,000 pre-split common shares for certain assets and voice over internet protocol technology valued at $600,000. Refer to Note 5.

Effective April 2, 2002 the Company authorized a forward split of its common shares on a 2:1 basis resulting in an increase to the total issued and outstanding number of shares of common stock to 11,609,852 shares.

During the period the Company also issued 10,000 post-split common shares at $1.25 for cash of $10,000, 42,000 post-split common shares at $1.20 per share for legal services, 286,670 post-split common shares for acquisition of assets (refer to Note 5), 40,000 post-split common shares at $1.25 for marketing services, and 11,852 post-split common shares at $1.35 for consulting services. In addition, 20,000 post-split common shares previously issued for services valued at $20,000 were returned to treasury and cancelled.

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

During 2002 the Company granted options to acquire a total of 132,000 post-split shares of the Company's common stock to certain officers, directors and employees of the Company and its subsidiaries. The options were granted at an exercise price of $1.20 per share and vest evenly over 24 months from the date of each grant. The Company also granted options to acquire 100,000 post-split shares of the Company's common stock to an employee of the Company. The options were granted at an exercise price of $1.02 per share and vest evenly over 18 months from the date of grant.

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

The following table summarizes information about stock options outstanding as at December 31, 2002:

                                                           Weighted Average
                                          Weighted Average    Remaining
                        Number of options  Exercise Price  Contractual Life
                        ---------------------------------------------------
Balance, December 31, 2000            -      	$        -                 -
Granted                       2,200,000            1.00
Exercised/expired/cancelled           -               -
                        ---------------------------------------------------
Balance, December 31, 2001    2,200,000               -          9.56 years
Granted                         492,000            1.25
Exercised/expired/cancelled           -               -
                        ---------------------------------------------------
Balance, December 31, 2002    2,692,000      	$     1.05          7.48
years
                        ---------------------------------------------------

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

The 2,200,000 options were granted to employees, officers and directors at less than market value of the Company's common stock with a total intrinsic value, being the excess of the quoted market price of the common stock over the exercise price at the date the options are granted, of $410,000. In accordance with the provisions of ABP No. 25, this additional compensation will be recognized over the vesting period of the options of which $193,750 has been recorded in the year ended December 31, 2002 and $384,479 has been recorded to date.

The 132,000 options were granted to employees, officers and directors at less than market value of the Company's common stock with a total intrinsic value, being the excess of the quoted market price of the common stock over the exercise price at the date the options are granted, of $13,200. In accordance with the provisions of ABP No. 25, this additional compensation will be recognized over the vesting period of the options of which $4,400 been recorded in the year ended December 31, 2002.

In addition, the Company has recorded $150,400 of compensation expense relating to the 160,000 options granted to a consultant which vested immediately, and $54,250 of a total of $93,000 of compensation relating to the 100,000 options granted to a consultant which vest evenly over a period of one year. These options were valued using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 4%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 97% and a weighted average expected life of the option of 1 year.

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

                                       December 31, 2002  December 31, 2001
                                       ------------------------------------
Net loss               As reported     $  (1,925,543)        $  (1,197,480)
APB 25 compensation
  Expense              As reported           208,813                    -
SFAS 123 compensation
  Expense              Pro-forma            (638,996)                   -

                       Pro-forma       	$  (2,355,726)        $
(1,197,480)

Pro-forma net loss per share
   Basis and fully
     Diluted           Pro-forma       	$       (0.20)        $
(0.04)

NOTE 10 - RELATED PARTY TRANSACTIONS

During 2002, consulting fees totalling $154,798 (2001 - $118,848) were paid to three officers and directors of the Company. At December 31, 2002 $89,232 is owing to these parties and is included in accounts payable. In addition, net cash advances of $6,847 were received from a director and are outstanding as at December 31, 2002. Amounts due to related parties are unsecured, bear no interest and have no specified terms of repayment.

During 2002, net cash advances of $6,514 were received from Telco. Amounts due are unsecured, bear no interest and have no specified terms of repayment.

NOTE 11 - DISCONTINUED OPERATIONS

Malaysian Call Centre

During 2002 the Company shut down its Malaysian call centre operations and terminated it strategic alliance agreement with Hewlett Packard Malaysia Sdn. Bhd. The remaining assets of the call centre were transferred to creditors in settlement of outstanding debts and the remaining debts were written off during the period and have been included in the results of discontinued operations. Accordingly, the Company has disclosed the results of operations of this division as discontinued operations.

Singapore Call Centre

During December, 2002 the Company made a strategic decision to change its business core business focus from the operation of call centre to that of a developer and licensor of Customer Relations Management (CRM) software based on the intellectual properties it acquired from the assets its purchased in February 2002 developed by Vocalscape Communications, Inc.

Accordingly, effective December 31, 2002 the Company has disclosed the results of operations of this subsidiary as discontinued operations. Subsequent to year end, the Company finalized the terms of sale of this subsidiary. Refer to Note 14. The Company did not realize a gain or loss on the disposal of this subsidiary as the Company recorded an impairment in the carrying value of its goodwill relating to this business in the current year's operating results of $453,179.

The net assets of Singapore at December 31, 2002 are as follows:

   Cash                          $           5,887
   Accounts receivable                      47,466
   Fixed assets                             63,770
   Goodwill                                 80,138
   Accounts payable                       (134,926)
                                          --------
   Carrying value                $         162,335
                                          --------

The comparative financial statements have been restated to reflect the revenues and expenses of the Singapore call centres as discontinued operations.

NOTE 12 - LEGAL PROCEEDINGS

A complaint was pending against the Company, Signature Stock Transfer, Inc., inCall Systems, Inc., Kevin Nichols and Jane Doe Nichols v. Jeffrey Bunch and Tracy Bunch, for declaratory judgment, injunctive relief and money damages, filed in the Superior Court of Washington, Spokane County. The complaint was based upon two shareholders both claiming ownership of certain common shares of the Company. The plaintiffs purported to be the record and beneficial owners of these share certificates.

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

NOTE 14 - SUBSEQUENT EVENTS

Sale of inCall Systems Pte. Ltd. ("inCall Singapore")

By agreement dated April 2, 2003 the Company agreed to sell its 100% interest in inCall Singapore in consideration for the payment of $12,000, assumption of certain liabilities of $55,335, forgiveness of debt owed to the Company of $199,004 plus the issuance of a promissory note for $788,000. The promissory note is exchangeable for equity in a public company to be acquired by the purchaser in a future reverse merger. The Company has not ascribed a value to the promissory note for accounting purposes due to the inability to estimate a fair value due to inherent uncertainty of realization.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

On January 31, 2001, Merri Nickerson, CPA, the principal independent accountant of the Company resigned due to a mutual understanding between management of the Company and Merri Nickerson. On October 26, 2001, the Company's Board of Directors approved new certifying accountants LaBonte & Co., Chartered Accountants, # 610 - 938 Howe Street, Vancouver, British Columbia V6Z 1N9 as the principal independent accountant for the Company.

During the Company's two most recent fiscal years and any subsequent interim period preceding the resignation of Merri Nickerson, there were no disagreements with Merri Nickerson nor LaBonte & Co. which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Merri Nickerson or LaBonte & Co., would have caused either Merri Nickerson or Labonte & Co. to make reference to the subject matter of the disagreements in connection with its respective reports. Neither Merri Nickerson nor LaBonte & Co., as the Company's principal independent accountant, provided an adverse opinion or disclaimer of opinion to the Company's financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles, except the respective reports for the year ended December 31, 2001 and 2002 contained an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern as described to the consolidated financial statements for the year ended December 31, 2002.

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

TRANSFER AGENT

The Company's transfer agent is Signature Stock Transfer, Inc., 2301 Ohio Drive, Suite 100, Plano, Texas 75093, telephone (972) 612.4120, and facsimile
(972) 612.4122.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS
As of the date of this Annual Report, the directors and executive officers of the Company are as follows:

Name                      Age                 Position with the Company
----                      ---                 -------------------------

Marc Crimeni               44                 Chairman, CEO, Director
Robert Harris              54                 Director, Secretary/Treasurer

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

On September 3, 1998, the British Columbia Securities Commission fined Mr. Crimeni Cdn $10,000 for failing to disclose in a regulatory filing a pending criminal proceeding involving the improper storage of a firearm. As a result of this action, Mr. Crimeni agreed to resign any position he held as a director or officer of a reporting issuer in British Columbia, to not serve as a director or officer of any reporting issuer in British Columbia and to not engage in any investor relations activities until December 4, 1999. Mr. Crimeni completed an educational program relating to securities and is now eligible to serve as a director or executive officer of a British Columbia reporting issuer.

Robert Harris, Director, Secretary Treasurer

Robert Harris worked in and with public companies for many years. Prior to joining inCall Systems, Inc., Mr. Harris served as the Manager of Creative and Research for Eduverse Dot Com and as Secretary and Director of eduverse.com since June 3, 1998.

From 1996 to 1998, Mr. Harris served as executive assistant to the Investment Director of a private investment corporation based in Vancouver and Riyadh, Saudi Arabia and as the assistant to the President for Wayburn Resources Inc., a mineral exploration company. From November 1990 to November 1995, Mr. Harris served as a compliance officer and a director for SZL Sportsight, Inc., a sports entertainment technology company. Mr. Harris brings a wealth of both private and public company experience to inCall Systems.

Board of Directors of the Company:

Name:                              Age:
Marc Crimeni                        44
Robert Harris                       54

Marc Crimeni, Director, President, CEO

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

Robert Harris, Director, Secretary/Treasurer

Robert Harris worked in and with public companies for many years. Prior to joining inCall Systems, Inc., Mr. Harris served as the Manager of Creative and Research for Eduverse Dot Com and as Secretary and Director of eduverse.com since June 3, 1998.

From 1996 to 1998, Mr. Harris served as executive assistant to the Investment Director of a private investment corporation based in Vancouver and Riyadh, Saudi Arabia and as the assistant to the President for Wayburn Resources Inc., a mineral exploration company. From November 1990 to November 1995, Mr. Harris served as a compliance officer and a director for SZL Sportsight, Inc., a sports entertainment technology company. Mr. Harris brings a wealth of both private and public company experience to inCall Systems.

ITEM 10. EXECUTIVE COMPENSATION OF OFFICERS AND DIRECTORS

Mr. Marc Crimeni's annual compensation plan is $60,000; the Company paid Mr. Crimeni $10,000 and accrued the balance. Mr. Ron McIntyre's annual compensation plan is $120,000; the Company paid Mr. McIntyre $87,551 and accrued the balance. Mr. Robert Harris's annual compensation plan is $35,500; the Company paid Mr. Harris $26,645 and accrued the balance. Mr. Gary Halak was compensated $32,500.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's directors and officers, and the persons who beneficially own more than ten percent of the common stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by the Company and on the representations of the reporting persons, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2002.

STOCK OPTIONS AND PURCHASE PLANS

DIRECTORS, OFFICERS, PROMOTERS AND PRINCIPAL HOLDERS OF SECURITIES

The table set forth below summarizes the directors, officers, promoters and persons holding directly or indirectly more than ten percent (10%) of any class of voting securities of the Company. During 2001, the Company issued certain officers and directors of the Company a total of 1.1 million options.

Name                    Options

Marc Crimeni            250,000
Ron McIntyre            250,000
Seah, Chin Tiong        250,000
Gary Halak              250,000
Robert Harris           100,000

Options Granted at an exercise price of $2.00 per share (pre-split) and are subject to the terms and conditions as set out in the Company's Stock Option Plan as approved by the Board of Directors on March 15, 2002.

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

ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

RELATIONSHIPS WITH INSIDERS

No member of management, executive officer or security holder has had any director indirect interest in any transaction to which inCall Systems, Inc. was a party, other than the payment of expenses or salary to such person.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) All exhibits required to be filed herein are incorporated by reference to Registrant's Form 10-SB, previously filed with the Commission.
(b) The Company filed the following reports on Form 8-K during the twelve months ended December 31, 2002.

(1) Form 8-K, filed on January 1, 2002. Announced the appointment of Ron McIntyre as President of inCall Systems, Inc.
(2) Form 8-K, filed on January 30, 2002. Announced the Company's name change from iCall Systems, Inc. to inCall Systems, Inc.
(3) Form 8-K/A, filed on February 6, 2002. Announced the Company's changes in Registrant's Certifying Accountant.
(4) Form 8-K, filed on February 14, 2002. Announced the acquisition of the assets of Vocalscape Communications, Inc. from Blackwater Gold Corp.
(5) Form 8-K filed on September 23, 2002. Announced a distribution agreement with Better Call Home, Inc. and the disposition of 750,000 shares of Better Call Home, Inc. to Creative Communications Corp., a Colorado corporation.

ITEM 14. CONTROLS AND PROCEEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, the Company's Chief Executive Officer and Treasurer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, inCall Systems, Inc. has caused this report to be signed on its behalf by the undersigned, who is duly authorized.

                             INCALL SYSTEMS, INC.

                              BY:  /s/ MARC CRIMENI
                                   ----------------
                      Name and Title:   MARC CRIMENI - DIRECTOR AND CEO
                                   ----------------
                              Dated:   MAY 20, 2003
                                   ----------------


                              BY:  /s/ ROBERT HARRIS
                                   ------------------
                     Name and Title:   ROBERT HARRIS - TREASURER, DIRECTOR
                                   ------------------
                              Dated:   MAY 20, 2003
                                       --------------

In accordance with the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of inCall Systems, Inc. and in the capacities and on the dates indicated.

                              By:  /s/ MARC CRIMENI
                                   ----------------
                     Name and Title:   MARC CRIMENI - DIRECTOR AND CEO
                                   ----------------
                              Dated:   MAY 20, 2003
                                   ----------------

                              By:  /s/ ROBERT HARRIS
                                   -----------------
                     Name and Title:   ROBERT HARRIS - TREASURER, DIRECTOR
                                   -----------------
                              Dated:   MAY 20, 2003
                                   -----------------

                                 CERTIFICATIONS
                                 --------------

I, Marc Crimeni, certify that:

1. I have reviewed this annual report on Form 10-KSB of inCall Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b)  evaluated the effectiveness of the registrant's disclosure
             controls and procedures   as of a date within 90 days prior to
             the filing date of this annual report (the "Evaluation Date");
             and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/S/ MARC CRIMENI
-----------------
Marc Crimeni, Director and CEO





                                 CERTIFICATIONS
                                 --------------

I, Robert Harris, certify that:

1. I have reviewed this annual report on Form 10-KSB of inCall Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: MAY 20, 2003

/S/ ROBERT HARRIS
-----------------

ITEM 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES

As of the date of this Annual Report, the Company has incurred approximately $30,000 in fees to its principal independent accountants for professional services rendered during the fiscal year ending December 31, 2002 in connection with audit services and all other non-audit services, including reviews of the Company's quarterly financial statements and $19,000 for the same services for the year ending December 31, 2001.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCALL SYSTEMS, INC.

Dated: May 20, 2003                   /s/ Marc Crimeni
                                          Marc Crimeni, CEO