Form 10QSB
period 2003-03-31
ICALL SYSTEMS INC /NV/
filed 2003-06-16
CIK 1072988

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                              FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2003

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

As of March 31, 2003 there were 12,033,706 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             inCALL SYSTEMS, INC.
                        (a development stage company)
                 INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 2003
                               (Unaudited)


BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             inCALL SYSTEMS, INC.
                         (a development stage company)
                          CONSOLIDATED BALANCE SHEETS

                                                 March 31,    December 31,
                                                    2003          2002
                                                  ---------     ---------
                                                (Unaudited)
                               ASSETS
CURRENT
 Cash                                             $   6,013     $   6,142
 Accounts receivable                                 77,619        50,589
 Prepaid expenses                                     2,229         1,945
                                                   ---------     ---------
                                                      85,861        58,676

FIXED ASSETS (Note 3)                                79,682        80,983
VOIP TECHNOLOGY (Note 4)                            450,000       450,000
NOTE RECEIVABLE (Note 5)                             25,000        25,000
INVESTMENT IN TELCO BLUE (Note 6)                   230,000       240,000
GOODWILL                                             180,138       180,138
                                                   ---------     ---------
                                                  $1,050,681    $1,034,797
                                                   =========     =========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT
 Accounts payable and accrued liabilities        $  591,026    $  530,694
 Due to related parties (Note 10)                     5,455        13,361
 Loan payable (Note 8)                               30,000             -
 Convertible notes payable (Note 7)              1,199,905     1,183,705
                                                  ---------     ---------
                                                  1,826,386     1,727,760
                                                  ---------     ---------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 4)
STOCKHOLDERS' EQUITY
 Capital stock (Note 9)
  Authorized:
   65,000,000 common shares with $0.001 par value
   10,000,000 Preferred A shares
  Issued and outstanding: 12,033,706
    (2002 - 12,033,706) common shares                 1,702         1,702
 Additional paid-in capital                       2,522,446     2,509,858
 Obligation to repurchase shares (Note 4)           (40,000)      (30,000)
 Other comprehensive loss                          (144,000)     (144,000)
 Deficit accumulated during development stage    (3,115,853)   (3,030,523)
                                                  ---------     ---------
                                                   (775,705)     (692,963)
                                                  ---------     ---------

                                                 $1,050,681    $1,034,797
                                                  =========     =========

  The accompanying notes are an integral part of these interim consolidated financial statements.

                             inCALL SYSTEMS, INC.
                         (a development stage company)
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                                                                October 13,
                                                                    1999
                                                             (inception) to
                                      Three months ended March    March 31,
                                                 31
                                         2003          2002          2003
                                      ----------    ----------   ----------
REVENUE
 Software licensing and contract fees $   45,000    $        -   $  334,295
EXPENSES
 Consulting and management fees           51,415        95,753      551,085
 Depreciation                              1,301           261        5,170
 General and administrative               10,239        27,893      138,764
 Impairment of goodwill                        -             -      453,179
 Interest - cash                          31,200        13,842      120,101
  - non-cash                                   -             -      183,840
 Investor relations                            -             -      124,751
 Marketing                                     -        50,000       50,000
 Professional fees                        23,587        31,256      256,804
 Travel                                        -        18,643      154,783
 Stock-based compensation                 12,588        60,937      606,117
 Write down of advances to ICCP                -             -      532,499
                                      ----------    ----------   ----------
                                         130,330       298,585    3,177,093
                                      ----------    ----------   ----------
OPERATING LOSS                           (85,330)     (298,585)  (2,842,798)

GAIN ON SALE OF TECHNOLOGY (Note 5)            -             -      96,667
GAIN ON SALE OF INVESTMENT (Note 6)            -             -     177,333
LOSS ON SETTLEMENT OF LAWSUIT                  -             -     (74,600)
IMPAIRMENT OF PROMISSORY NOTE (Note 5)         -             -    (175,000)
                                      ----------    ----------   ----------
LOSS BEFORE DISCONTINUED OPERATIONS      (85,330)     (298,585)  (2,818,398)

DISCONTINUED OPERATIONS (Note 11)
 Loss from Malaysia operations                 -       (21,034)    (58,948)
 Loss from Singapore operations                -       (24,856)   (238,507)
                                      ----------    ----------  ----------
NET LOSS FOR THE PERIOD               $  (85,330)   $ (356,408)$(3,115,853)
                                      ==========    ==========  ==========
LOSS PER SHARE FROM CONTINUING
  OPERATIONS                          $    (0.01)   $    (0.03)
LOSS PER SHARE FROM DISCONTINUED
  OPERATIONS                          $    (0.00)   $    (0.00)
                                      ----------    ----------
BASIC NET LOSS PER SHARE              $    (0.01)   $    (0.03)
                                      ----------    ----------
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                          12,033,706    10,962,608

  The accompanying notes are an integral part of these interim consolidated financial statements.

                             inCALL SYSTEMS, INC.
                         (a development stage company)
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                                October 13,
                                                                    1999
                                                             (inception) to
                                       Three months ended March    March 31,
                                                  31
                                          2003          2002          2003
                                       ----------    ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the year from
      continuing operations           $  (85,330)   $ (298,585)$(2,818,398)
 Adjustments to reconcile net loss
   to net cash used in operating activities
 - non-cash revenue                            -             -    (160,000)
 - depreciation                            1,301           261       5,170
 - stock-based compensation               12,588        60,937     606,117
 - non-cash expenses                      10,000        53,400     393,640
 - accrued interest on convertible
     notes and loan                       21,200        13,077     109,905
 - write down of advances to ICCP              -             -     532,499
 - gain on sale of technology                  -             -     (96,667)
 - gain on sale of investment                  -             -    (177,333)
 - loss on settlement of lawsuit               -             -      74,600
 - impairment of promissory note               -             -     175,000
 - impairment of goodwill                      -             -     453,179
 - accounts receivable                   (27,030)            -     (30,153)
 - prepaid expenses                         (284)            -      (2,229)
 - accounts payable and accrued
     liabilities                          50,332        46,876     392,456
                                      ----------    ----------  ----------
 Cash flows used in continuing
   Operations                            (17,223)     (124,034)   (542,214)
 Cash used in discontinued operations          -       (63,082)   (152,434)
                                      ----------    ----------  ----------
CASH USED IN OPERATING ACTIVITIES        (17,223)     (187,113)   (694,648)
                                      ----------    ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     - acquisition of fixed assets             -       (28,759)    (58,339)
     - advances to Internet Call
         Centre Pte Ltd. ("ICCP")              -             -    (532,500)
                                      ----------    ----------  ----------
CASH FLOWS USED IN INVESTING ACTIVITIES        -       (28,759)   (590,839)
                                      ----------    ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 - proceeds from convertible notes payable     -       100,000   1,095,000
 - proceeds from loan payable             25,000             -      25,000
 - proceeds from issuance of
     common shares for cash                    -             -     172,000
 - deposit on treasury shares                  -             -      (5,955)
 - advances from (repayments to)
     related parties                      (7,906)        3,701       5,455
                                      ----------    ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES      17,094       103,701   1,291,500
                                      ----------    ----------  ----------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                          (129)     (115,875)      6,013
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                      6,142       130,066           -
                                      ----------    ----------  ----------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                       $    6,013    $   14,191 $     6,013
                                      ==========    ==========  ==========


  The accompanying notes are an integral part of these interim consolidated financial statements.

                             inCALL SYSTEMS, INC.
                         (a development stage company)
                 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003

                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

inCall Systems, Inc. was incorporated as Altrex Incorporated on October 20, 1998, under the laws of the State of Nevada. The Company changed its name to iCall Systems, Inc. on January 22, 2001 and to inCall Systems, Inc. on February 8, 2002.

The Company is in its development stage and to date its activities have been limited to capital formation and the development of its call center business and VOIP and related CRM technology. By agreement dated July 30, 2001 the Company acquired the business and assets of 1st Call Pte Ltd, a Singapore-based call center provider. On November 1, 2001 the Company commenced a call center business operation in Singapore through its new subsidiary inCall Systems Pte Ltd and during November 2001 commenced a call center business operation in Malaysia through a new subsidiary inCall Systems Sdn. Bhd. Due to lack of profitability the Malaysian call center was shut down during October 2002 and during December 2002 management decided to sell the Singapore call center which was completed subsequently. Refer to Note 13.
In February 2002 the Company acquired the assets and VOIP and related CRM technology developed by Vocalscape Communications Inc. The Company is currently focusing its efforts on the marketing and licensing of its intellectual properties (software) originally developed by Vocalscape Communications Inc. (Refer to Note 4)

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2003 the Company has a working capital deficiency of $1,740,525 and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on its ability to obtain additional financing, settling its outstanding debts and ultimately to attain profitable operations.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation
The financial statements include the accounts of the Company and its wholly-owned subsidiaries, Incall Systems (B.C.) Inc. incorporated in British Columbia, inCall Systems Pte Ltd incorporated in Singapore which commenced operations on November 1, 2001, inCall Systems Sdn. Bhd. incorporated in Malaysia on December 12, 2001. All significant intercompany balances and transactions are eliminated on consolidation.

Revenue recognition
The Company generates call center revenue from provision of call center and related services. Revenue is recognized when fees are accrued and services are provided and collection is reasonably assured. Revenue from the licensing of VOIP technology is recorded in accordance with terms of licensing agreements when collection is reasonably assured.

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

Stock-based compensation
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the three month period ended March 31, 2003 and the required disclosures have been made below.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 10:


                                                      March 31, 2003
                                                      --------------
Net loss                           As reported           $  (85,330)
APB 25 compensation expense        As reported               12,588
SFAS 123 compensation expense      Pro-forma                (62,700)
                                                      --------------
                                   Pro-forma             $ (135,442)
                                                      --------------
Pro-forma net loss per share
     Basis and fully diluted       Pro-forma               $  (0.01)
                                                      --------------

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

Net loss per common share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. The accompanying presentation is only of basic loss per share as the potentially dilutive factors are anti-dilutive to basic loss per share. Net loss per share for the three months ended March 31, 2002 has been restated to give retroactive effect to the 2:1 stock split in April, 2002.

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

NOTE 3 - FIXED ASSETS

                                                   March 31,   December 31,
                                                     2003          2002
                                                   ------------------------
    Computer equipment and software                $   72,721  $   72,721
    Furniture and fixtures                              3,163       3,163
    Office equipment                                   25,196      25,196
    Leasehold improvements                             13,450      13,450
                                                   ------------------------
                                                      114,530     114,530
    Less: accumulated depreciation                    (34,848)    (33,547)
                                                   ------------------------
                                                   $   79,682  $   80,983
                                                   ------------------------

NOTE 4 - ACQUISITION OF VOIP TECHNOLOGY

By agreement dated February 5, 2002 and completed March 26, 2002 the Company acquired Voice over Internet Protocol technology ("VOIP") and related customer relations management ("CRM") software products developed by Vocalscape Communications Inc. from Bonaventure Enterprises Inc. (formerly Blackwater Gold Corp.), a British Columbia, Canada company for $600,000 plus related equipment for $15,000. The consideration paid was $15,000 cash and 300,000 shares of common stock of the Company valued at $2.00 per share. As further consideration, for 24 months, the Company is required to pay a royalty of 2% of gross revenue reported by the Company and thereafter for 36 months the Company will pay a royalty of 1% of the gross revenue reported by the Company, subject to a maximum of $250,000 per year. The Company has the right to repurchase the 300,000 shares at a price of $2.20 per share in the first year and at $2.40 per share in the second year. The Company also is required to repurchase each quarter a minimum of $10,000 of these shares from Bonaventure. As at March 31, 2003 the Company had paid $5,955 towards these purchases and is required to pay an additional $34,045 for a total of $40,000.

NOTE 5 - TECHNOLOGY LICENSE AGREEMENT

During 2002, through VNI, the Company entered into an exclusive International Distributor Agreement with Better Call Home, Inc. ("BCH"), a privately held Nevada company for the rights to market its VOIP technology for the prepaid calling card business. Under the terms of the agreement the Company granted international distribution rights of its Voice over Internet Protocol ("VOIP") to BCH in exchange for an initial 92.5% equity interest in Better Call Home with a fair value of $246,667. Concurrent with this license, the Company agreed to transfer a 75% interest in BCH to a third party in consideration of a promissory note in the amount of $200,000 which bears interest at 8% per annum and is due in full August 4, 2004. The Company realized a gain of $96,667 on the sale of VOIP technology being the excess of the fair value of the BCH interest over the $150,000 carrying value. The Company determined that realization of the full amount of the note was uncertain and at December 31, 2002 the Company recorded a write-down of the note to the estimated net recoverable amount of $25,000 resulting in a loss of $175,000 in 2002.

NOTE 6 - INVESTMENT IN TELCO BLUE INC.

By agreement dated August 7, 2002 between BCH and telcoBlue, Inc. ("Telco"), formerly Wave Power.Net Inc., Telco acquired a 100% interest in BCH in exchange for 16,000,000 restricted common shares of Telco. As a result the Company exchanged its remaining 17.5% interest in BCH for 2,800,000 restricted common shares of Telco valued at $224,000 resulting in a gain on sale of BCH of $177,333. Concurrent with this sale Telco entered into a two-year management agreement with the Company whereby the Company will provide services to Telco related to its VOIP business. In connection with this agreement, Telco issued an additional 2,000,000 shares of common stock valued at $160,000 and has agreed to pay an additional monthly fee equal to the greater of $15,000 or 5% of gross revenue generated from use of the VOIP technology plus expenses. Telco is a public company listed on the OTC Bulletin Board and the 4,800,000 shares held are subject to Rule 144 resale restrictions. The Company has accounted for this investment as available for sale securities.

At December 31, 2002 the Company wrote down the carrying value of its investment in Telco from $384,000 to $240,000, recognizing an unrealised loss of $144,000 which was recorded to other comprehensive loss in 2002.

During the three months ended March 31, 2003 the Company paid 200,000 of its Telco shares to an individual as a finance fee for a loan. Refer to Note 8. These shares were valued at $10,000.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

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

All of the notes contain a restriction on future financings that the Company shall not issue common stock for a price of less than $1.50 per share without the written permission of the Lender for as long as any principal remains outstanding. Further, the Company pledged all of its assets as collateral for the loan. The Company also agreed to file a General Security Agreement ("GSA"), or GSA-equivalent, to register this security claim. As at March 31, 2003, interest of $104,905 has been accrued and is included in the balance owing.

NOTE 8 - LOAN PAYABLE

During the three months ended March 31, 2003 the Company received a loan of $25,000 by way of a promissory note. Under the terms of this note, the Company must repay $30,000 by April 20, 2003 which was extended to June 25, 2003. The Company provided 200,000 of its Telco shares valued at $10,000 as further consideration for this loan. In addition, the Company has deposited 2,000,000 of its Telco shares as collateral security.

NOTE 9 - CAPITAL STOCK

No shares were issued during the three months ended March 31, 2003.

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

The following table summarizes information about stock options outstanding as at March 31, 2003:

                                                           Weighted
                                             Weighted      Average
                           Number of         Average       Remaining
                           Options           Exercise      Contractual
                                             Price         Life
                           ---------         --------      -----------
Balance, December 31,
  2000                             -         $                       -

    Granted                2,200,000             1.00
    Exercised/expired/
      cancelled                    -                -
                           ---------         --------      -----------
Balance, December 31,
  2001                     2,200,000                -       9.56 years

    Granted                  492,000             1.25
    Exercised/expired/
      Cancelled                    -                -
                           ---------         --------      -----------
Balance, December 31,
  2002                     2,692,000             1.05       7.48 years

    Granted                        -                -
    Exercised/expired/
      Cancelled           (1,360,000)               -
                           ---------         --------      -----------
Balance, December 31,
  2002                     1,332,000         $   1.02       8.24 years
                           ---------         --------      -----------

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

The 2,200,000 options were granted to employees, officers and directors at less than market value of the Company's common stock with a total intrinsic value, being the excess of the quoted market price of the common stock over the exercise price at the date the options are granted, of $410,000. In accordance with the provisions of ABP No. 25, this additional compensation will be recognized over the vesting period of the options of which $204,688 has been recorded in the three months ended March 31, 2003 and $395,417 has been recorded to date. During the three months ended March 31, 2003 1,000,000 of these options were cancelled.

The 132,000 options were granted to employees, officers and directors at less than market value of the Company's common stock with a total intrinsic value, being the excess of the quoted market price of the common stock over the exercise price at the date the options are granted, of $13,200. In accordance with the provisions of ABP No. 25, this additional compensation will be recognized over the vesting period of the options of which $1,650 been recorded in the three months ended March 31, 2003 and $6,050 has been recorded to date.

In addition, the Company has recorded $150,400 of compensation expense relating to the 160,000 options granted to a consultant which vested immediately, and $54,250 of a total of $93,000 of compensation relating to the 100,000 options granted to a consultant which vest evenly over a period of one year. These options were valued using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 4%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 97% and a weighted average expected life of the option of 1 year. During the three months ended March 31, 2003 these options were cancelled.

In addition, the Company granted 100,000 options to an employee at an amount equal to the market value of the Company's common stock resulting in no intrinsic value. In accordance with the provisions of ABP No. 25, no additional compensation is required to be recognized over the vesting period of the options. During the three months ended March 31, 2003 these options were cancelled.

NOTE 10 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2003, consulting and management fees totalling $154,798 (2002 - $50,000) were paid to officers and directors of the Company. At March 31, 2003 $30,000 is owing to these parties and is included in accounts payable. In addition, net cash advances of $3,701 were received from a director and are outstanding as at March 31, 2003. Amounts due to related parties are unsecured, bear no interest and have no specified terms of repayment.

NOTE 11 - DISCONTINUED OPERATIONS

Malaysian Call Centre

During 2002 the Company shut down its Malaysian call center operations and terminated it strategic alliance agreement with Hewlett Packard Malaysia Sdn. Bhd. The remaining assets of the call center were transferred to creditors in settlement of outstanding debts and the remaining debts were written off and have been included in the results of discontinued operations. Accordingly, the Company has disclosed the results of operations of this division as discontinued operations.

Singapore Call Centre

During December, 2002 the Company made a strategic decision to change its business core business focus from the operation of call center to that of a developer and licensor of Customer Relations Management (CRM) software based on the intellectual properties it acquired from the assets it purchased in February 2002 developed by Vocalscape Communications Inc.

Accordingly, effective December 31, 2002 the Company has disclosed the results of operations of this subsidiary as discontinued operations. Subsequent to March 31, 2003, the Company finalized the terms of sale of this subsidiary. Refer to Note 13. The Company did not realize a gain or loss on the disposal of this subsidiary as the Company recorded an impairment in the carrying value of its goodwill relating to this business in the current year's operating results of $453,179.

The net assets of Singapore at December 31, 2002 and March 31, 2003 are as follows:

   Cash                             $         5,887
   Accounts receivable                       47,466
   Fixed assets                              63,770
   Goodwill                                 180,138
   Accounts payable                        (134,926)
                                            -------
   Carrying value                   $       162,335

The comparative financial statements have been restated to reflect the revenues and expenses of the Singapore call center as discontinued operations.

NOTE 12 - INCOME TAXES

The Company's has net operating loss carryforwards at March 31, 2003. These carryforwards will expire, if not utilized, beginning in 2015. The potential tax benefit of these losses has not been recorded as a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

NOTE 13 - SUBSEQUENT EVENTS

Sale of inCall Systems Pte Ltd ("inCall Singapore")

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

inCall Systems, Inc. is primarily in the business of developing, maintaining and licensing computer software and services related to the Customer Relations Management (CRM) industry. During 2002, the Company was evaluating software systems it could implement in its call centers in Malaysia and Singapore. The goal was to acquire certain technologies the Company was currently licensing. By acquiring the technologies, the Company could reduce its costs by eliminating the monthly licensing fees it paid. During the evaluation process, the Company identified that the assets and intellectual properties of Vocalscape Communications Inc. would meet its requirements and then proceeded to purchase those assets from their then owner Blackwater Gold Corp. on March 26, 2002.

The Company deployed the acquired technology in its Asian call centers as planned in May of 2002. At the time of the technology purchase, the Company had not intended to bring the technology products (software) to market but simply amortize the cost of the acquisition through the saving of third party licensing fees.

In June of 2002, the Company realized the software products it had acquired had a large global market and decided to begin initial marketing research and at the same time activated the Company's interactive chat technology at www.vocalconnect.com and began a small marketing campaign.

In July of 2002, the Company then licensed its Voice over Internet Protocol
(VoIP) technology to a private company called Better Call Home, Inc. of Nevada in exchange for equity.

During the third and fourth quarter of 2002, the Company had considerable interest from other licensee's and distributors for its intellectual properties and in December the Company decided to change its corporate focus from operating call centers to the licensing of its technologies. In implementing its new corporate direction, the Company began the process of selling its call center in Singapore and signed a share purchase agreement with Intercontinental Communications, Inc., a private company incorporated in the State of Nevada.

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


RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and segment data and in conjunction with the Company's 10K filed May 21, 2003. Results for interim periods may not be indicative of the results for the full year.

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

On July 30, 2001, the Company purchased the assets of privately held 1st Call Pte Ltd, an 81seat Singapore based call center provider of outsourced call center services in Asia, in exchange for 478,261 shares of restricted common stock of the Company valued at $1.50 per share for a purchase price of $717,391.

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

HEWLETT-PACKARD STRATEGIC ALLIANCE

On September 6, 2001, the Company signed a 4-year strategic alliance agreement with Hewlett-Packard Sales (Malaysia) Sdn. Bhd. ("HP"). Under the terms of the agreement, HP Services Division will provide its clients with the Company's integrated suite of Internet customer service solutions and will incorporate the Company's capabilities into HP's Customer Interaction Centers. HP has also committed to contract the Company to provide first level technical support for HP products sold in Malaysia, which will generate immediate revenue for the Company. In addition the HP agreement will provide the Company with facility space, computer and office equipment, and a ready to operate call center located in the HP data center building in Malaysia. The Company will provide technology, processes and management staff to operate the call center.

Additionally, HP has agreed to contract the Company to handle level 1 support calls for HP products sold in Malaysia. On December 12, 2001, the Company formed a new Malaysian subsidiary called inCall Systems Sdn. Bhd. and moved into new office premises in Hewlett-Packard's building. In conjunction with Hewlett-Packard the Company began construction of its Malaysian based call center.

During October 2002, the Company shut down its Malaysian call center operations and terminated it strategic alliance agreement with Hewlett Packard Malaysia Sdn. Bhd. The remaining assets and liabilities of the call center were transferred to creditors in settlement of outstanding debts resulting in no gain or loss on disposal of this division. Accordingly, the Company has disclosed the 2002 results of operations of this division as discontinued operations.

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

inCall Systems acquired the assets of Vocalscape from Blackwater Gold Corporation (BWG) for a combination of stock and cash. Under the terms of the agreement, inCall Systems paid $15,000 cash and 300,000 shares, valued at $2.00 per inCall share, issued under Rule 144 and carrying a 24-month legend. inCall may repurchase the shares at $2.20 per share for the first 12 months and $2.40 per share during months 13 to 24. Royalties are payable to Blackwater Gold Corporation by inCall Systems at the rate of 2% of gross revenue reported by inCall Systems for a 24 month period, followed by 1% of gross revenue for a 36 month period (the maximum cumulative royalties paid in any inCall Systems fiscal year shall not exceed $250,000.00).

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

ARTICULATE ACQUISITION

June 23, 2002, the Company completed the acquisition of the business and customer contracts of Articulate Customer Care Sdn. Bhd. ("Articulate"), a Malaysian based call center provider of outsourced customer interactive services for Asia.

Under the terms of the acquisition agreement, Articulate received shares of inCall Systems common stock in exchange for 100% of the customer contracts of Articulate. Some of Articulate's blue chip customers include American Express and ExxonMobil. The Company has recorded the acquisition of these contracts as a marketing expense.

During October 2002, the Company shut down its Malaysian call center operations. The remaining assets and liabilities of the call center were transferred to creditors in settlement of outstanding debts resulting in no gain or loss on disposal of this division. Accordingly, the Company has disclosed the 2002 results of operations of this division as discontinued operations.

DISTRIBUTION AGREEMENTS

On September 9, 2002, inCall Systems, Inc.'s wholly owned subsidiary, Vocalscape Networks Inc., entered into a distribution agreement with Better Call Home, Inc.(BCH) a Nevada corporation. Under terms of the agreement, ninety-two and five tenths percent (92.5%) of the outstanding shares of BCH's common stock was transferred to Vocalscape Networks Inc. in exchange for the right to distribute Vocalscape products. In consideration for such rights, Vocalscape will receive good and marketable title to seventeen point five percent (17.5%) of BCH's issued and outstanding common stock free of all encumbrances whatsoever. Vocalscape Networks Inc. received 4,800,000 shares of common stock of telcoBlue, Inc. for common stock in exchange for the seventeen point five percent (17.5%) of BCH's issued and outstanding common stock

Vocalscape Networks Inc. sold 750,000 shares of Better Call Home, Inc. to O.B. Services Inc., a Colorado corporation and Creative Communications Corp., a Colorado corporation. A promissory note for $200,000, designated for the purchase of such shares, was received by Vocalscape Networks Inc. August 28, 2002 and became effective September 9, 2002.

Interest of 8% and any accrued unpaid charges on the note are payable annually, in arrears, on the last day of each calendar year, commencing with a short calendar year for 2002. The principal balance, interest and accrued unpaid charges under the note are due and payable on the final maturity date of August 4, 2004.

On November 28, 2002, Vocalscape Networks Inc., the Company's wholly owned Canadian subsidiary, transferred all its assets to its parent inCall Systems, Inc. The assets included Vocalscape's management agreement with Better Call Home, Inc., the shares owned in telcoBlue, Inc., the promissory note for $200,000, and all other assets including but not limited to trademarks and websites. Subsequently, the Company determined that realization of the full amount of the note was uncertain and at year end December 31, 2002 the Company recorded a write-down of the note to the estimated net recoverable amount of $25,000 resulting in a loss of $175,000.

On September 9, 2002, inCall Systems, Inc.'s wholly owned subsidiary, Vocalscape Networks Inc., entered into a 2-year management agreement with telcoBlue, Inc. (telcoBlue), a public Delaware corporation listed on the OTCBB. Under the terms of the agreement, Vocalscape Networks Inc. will provide telcoBlue with day-to-day contractual management for the development and deployment of telcoBlue's Voice over Internet Protocol (VoIP) technology for pre-paid calling cards. Vocalscape Networks Inc. will receive $15,000 per month is fees along with 5% of telcoBlue's gross revenues or 25% of the Company's gross profit, which ever is greater. If telcoBlue does not have the financial means to pay the monthly consulting fee, it may issue common shares to Vocalscape Networks Inc. at $0.25 per share for management fees.

During October 2002, the Company shut down its Malaysian call center operations and terminated it strategic alliance agreement with Hewlett Packard Malaysia Sdn. Bhd. The remaining assets and liabilities of the call center were transferred to creditors in settlement of outstanding debts resulting in no gain or loss on disposal of this division. Accordingly, the Company has disclosed the 2002 results of operations of this division as discontinued operations.

On April 2, 2003, the Company entered an agreement with Intercontinental Communications, Inc. to sell 100% interest in its Singapore call center. Under the terms of the share purchase agreement, Intercontinental Communications, Inc. paid cash of $12,000 and will pay certain liabilities of the Singapore call center and will issue a promissory note to inCall Systems, Inc. with a face value of $788,000. inCall Systems, Inc. has agreed to exchange the promissory note for equity should Intercontinental Communications, Inc. shares become listed on a recognized public exchange.

OPERATIONS

Revenues for the three months ending March 31, 2003 were $45,000 as compared to $0 for the same period during 2002. The increases in revenues are attributable implementing the Company's new strategic direction of software licensing verses the operating of call centers. Revenues were primarily generated from the licensing of the Company's software products and consulting revenues generated through such licenses.

Consulting consisted of compensation for officers and directors of the Company who focused on seeking suitable acquisition companies, developing business plans, financial pro formas and fund raising activities, and various other consultants and programmers contracted to assist the Company. Consulting expenses for three months ending March 31, 2003 were $51,415 compared to $95,753 for the same period in 2002. The decrease in consulting expenses arose primarily from the Company depending less on consultants in line with its new business focus.

General and Administrative expenses consist primarily of rent, phone and fax and other office expenses. General and Administrative expenses for the three months ended March 31, 2003 were $10,239 compared to $27,893 for the same period in 2002. The decrease in General and Administrative expenses arose primarily from the Company reducing office space and streamlining operations.

Marketing expenses for the three months ending March 31, 2003 was $0 compared to $50,000 for the same period in 2002. The decrease is primarily attributable to the Company's new business focus of software licensing and halving the licensee pay marketing expenses for licensed products.

Interest for the three months ended March 31, 2003 was $31,200 consisting of accrued interest on the Company's convertible notes compared to $13,842 for the same period in 2002. The increase in interest in due to additional notes signed during 2002.

Total Operating Expenses for the three months ended March 31, 2003 were $130,330 resulting in an Operating Loss of $85,330 compared to $298,585 in expenses for the same period in 2002 resulting in an Operating Loss of $298,585. Basic Net Loss per share amounted to $0.01 for the three months ended March 31, 2003 compared to $0.03 per share for the same period in 2002. The decrease in expenses, operating losses are attributed to the Company's new business direction and streamlining of operations.

LIQUIDITY AND CAPITAL RESOURCES

In three months ended March 31, 2003, the Company has financed operations principally through cash generated by software licensing and consulting, and shareholder loans.

Net cash used in Operating Activities was $17,223 for the three months ended March 31, 2003 compared to $187,113 for the same period in 2002 and consisted accrued interest on convertible notes, stock based compensation and non cash expenses. The decrease Operating Activities are attributed to the Company's new business direction and streamlining of operations.

Net cash provided by financing activities was $17,094 for the three months ended March 31, 2002 compared to $103,701 for the same period in 2002. Net cash, provided by financing activities for the three months ended March 31, 2003, was attributable to proceeds generated from loans. The decreases in net cash provided by financing activities are attributed to the Company's new business direction and streamlining of operations.

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

ITEM 3. CONTROLS AND PROCEEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Treasurer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) All exhibits required to be filed herein are incorporated by reference to Registrant's Form 10KSB, previously filed with the Commission on May 21, 2003.

(b) The Company filed the following reports on Form 8-K during the three months ended March 31, 2003.

Filed on March 5, 2003 effective February 24, 2003, the Company's President and Director, Mr. Ron McIntyre, tendered his resignation in such capacities. The Company's Chairman and Chief Executive Officer, Mr. Marc Crimeni, will immediately take over the responsibilities previously held by Mr. McIntyre.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, InCall Systems, Inc. has caused this report to be signed on its behalf by the undersigned, who are duly authorized.

                         INCALL SYSTEMS, INC.

                         BY:  /s/ MARC CRIMENI
                         ---------------------
                Name and Title:   MARC CRIMENI - DIRECTOR AND CEO
                                  -------------------------------
                         Dated:   JUNE 16, 2003
                                   ------------

                         BY:  /s/ ROBERT HARRIS
                         ----------------------
                Name and Title:   ROBERT HARRIS - TREASURER
                                  -------------------------
                         Dated:   JUNE 16, 2003
                                  -------------

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report on Form 10-QSB for the three-month period ended March 31, 2003 of inCall Systems, Inc., a Nevada corporation (the "Company"), as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Marc Crimeni, Chairman and Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                                 /s/ Marc Crimeni
                                 ----------------
                                 Marc Crimeni, Chairman and
                                 Chief Executive Officer
                                 June 16, 2003


1