Form 10QSB/A
period 2003-03-31
ICALL SYSTEMS INC /NV/
filed 2003-06-17
CIK 1072988

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

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

(Part II)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

This 10QSB/A is being submitted so that the required Certifications may be included as follows:

Exhibit No.      Description
-----------      -----------

99.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002--filed herewith

99.1             Certification  of  Principal   Executive  Officer  Pursuant  to
                 Section 906 of the Sarbanes-Oxley Act of 2002--filed herewith; also included in body of 10QSB for quarter ended 033103 on June 16, 2003

99.2             Certification  of  Principal   Financial  Officer  Pursuant  to
                 Section 906 of the Sarbanes-Oxley Act of 2002 -- filed herewith


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