Form 10QSB/A
period 2003-03-31
INCALL SYSTEMS INC
filed 2003-09-29
CIK 1072988

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

                            (604) 628-5278
                            --------------
         Registrant's telephone number, including area code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  [X] No [ ]


As of March 31, 2003 there were 12,013,706 shares of the Issuer's common stock outstanding.

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

                         INCALL SYSTEMS, INC.

                         BY:  /s/ MARC CRIMENI
                         ---------------------
                Name and Title:   MARC CRIMENI - DIRECTOR AND CEO
                                  -------------------------------
                         Dated:   SEPTEMBER 29, 2003
                                  ------------------

                         BY:  /s/ ROBERT HARRIS
                         ----------------------
                Name and Title:   ROBERT HARRIS - TREASURER
                                  -------------------------
                         Dated:   SEPTEMBER 29, 2003
                                  ------------------

1