Form 10QSB
period 2003-06-30
INCALL SYSTEMS INC
filed 2003-09-29
CIK 1072988

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                              FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2003

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

                          Yes [X]   No [ ]

As of June 30, 2003 there were 13,212,854 shares of the Issuer's common stock outstanding.

                              inCALL SYSTEMS, INC.
                          (a development stage company)

                    INTERIM CONSOLIDATED Financial Statements

                                  JUNE 30, 2003

                                   (Unaudited)










Balance Sheets .............................................................. 3

INTERIM CONSOLIDATED Statements of Operations ............................... 4

INTERIM CONSOLIDATED Statements of Cash Flows ............................... 5

Notes to INTERIM CONSOLIDATED Financial Statements........................... 6

                               inCALL SYSTEMS, INC.
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEETS

                                                                         June 30,    December 31,
                                                                           2003          2002
                                                                      ------------   ------------
                                                                       (Unaudited)
                                               ASSETS

CURRENT
     Cash                                                             $       864    $     6,142
     Accounts receivable                                                    5,177         50,589
     Prepaid expenses                                                       2,510          1,945
                                                                      -----------    -----------

                                                                            8,551         58,676
FIXED ASSETS (Note 3)                                                      14,583         80,983
VOIP TECHNOLOGY (Note 4)                                                  450,000        450,000
NOTES RECEIVABLE (Notes 5 and 11)                                         125,000         25,000
INVESTMENT IN TELCO BLUE (Note 6)                                         372,202        240,000
OTHER INTANGIBLE ASSETS                                                      --          180,138
                                                                      -----------    -----------

                                                                      $   970,336    $ 1,034,797
                                                                      ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT
     Accounts payable and accrued liabilities                         $   252,622    $   530,694
     Deposits held                                                         27,494           --
     Deferred revenue                                                     117,764           --
     Due to related parties (Note 10)                                      13,455         13,361
     Loan payable (Note 8)                                                 31,250           --
     Convertible notes payable (Note 7)                                 1,216,285      1,183,705
                                                                      -----------    -----------

                                                                        1,668,770      1,727,760
                                                                      -----------    -----------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 4)

STOCKHOLDERS' EQUITY
     Capital stock (Note 9)
       Authorized:
         65,000,000 common shares with $0.001par value
         10,000,000 Preferred A shares
       Issued and outstanding: 13,212,854
         (2002 - 12,013,706) common shares                                  2,901          1,702
     Additional paid-in capital                                         2,722,424      2,509,858
     Treasury shares to be reaquired (Note 4)                             (50,000)       (30,000)
     Other comprehensive loss                                            (128,411)      (144,000)
     Deficit accumulated during development stage                      (3,245,348)    (3,030,523)
                                                                      -----------    -----------

                                                                         (698,434)      (692,963)
                                                                      -----------    -----------

                                                                      $   970,336    $ 1,034,797
                                                                      ===========    ===========

                 The accompanying notes are an integral part of
                these interim consolidated financial statements


                              inCALL SYSTEMS, INC.
                          (a development stage company)
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                                                                 October 20,
                                                                                                                    1998
                                                                                                                (inception) to
                                                  Three months ended June 30,      Six months ended June 30,       June 30,
                                                     2003             2002            2003            2002            2003
                                                 ------------    ------------    ------------    ------------    ------------
REVENUE
   Software licensing and contract fees          $     27,177    $     15,958    $     72,177    $     15,958    $    361,472
                                                 ------------    ------------    ------------    ------------    ------------

EXPENSES
   Consulting and management fees                      19,979         319,238          83,982         475,928       1,177,181
   Depreciation                                         1,329             265           2,630             526           6,499
   General and administrative                          12,780          21,624          23,019          61,450         151,544
   Impairment of other intangible assets                 --              --              --              --           453,179
   Interest  - cash                                    17,630          15,938          48,830          29,780         137,731
             - non-cash                                  --              --              --              --           183,840
   Investor relations                                    --            35,000            --            35,000         124,751
   Marketing                                             --              --              --            50,000          50,000
   Professional fees                                    2,219          88,096          25,806         119,352         259,023
   Travel                                              51,941          31,873          51,941          50,516         206,724
   Write down of advances to ICCP                        --              --              --              --           532,499
                                                 ------------    ------------    ------------    ------------    ------------

                                                      105,878         512,034         236,208         822,552       3,282,971
                                                 ------------    ------------    ------------    ------------    ------------

OPERATING LOSS                                        (78,701)       (496,076)       (164,031)       (806,594)     (2,921,499)

GAIN ON SALE OF TECHNOLOGY (Note 5)                      --              --              --              --            96,667
GAIN (LOSS) ON SALE OF INVESTMENT (Note 6)               (460)           --              (460)           --           176,873
LOSS ON SETTLEMENT OF LAWSUIT                            --              --              --              --           (74,600)
IMPAIRMENT OF PROMISSORY NOTE (Note 5)                   --              --              --              --          (175,000)
                                                 ------------    ------------    ------------    ------------    ------------

LOSS BEFORE DISCONTINUED OPERATIONS                   (79,161)       (496,076)       (164,491)       (806,594)     (2,897,559)

DISCONTINUED OPERATIONS (Note 11)
   Loss from Malaysia operations                         --           (19,410)           --           (40,444)        (58,948)
   Loss from Singapore operations                        --           (70,576)           --           (95,432)       (238,507)
   Loss on disposal of Singapore operations           (50,334)           --           (50,334)           --           (50,334)
                                                 ------------    ------------    ------------    ------------    ------------

NET LOSS FOR THE PERIOD                          $   (129,495)   $   (586,062)   $   (214,825)   $   (942,470)   $ (3,245,348)
                                                 ============    ============    ============    ============    ============


LOSS PER SHARE FROM CONTINUING OPERATIONS        $      (0.01)   $      (0.04)   $      (0.01)   $      (0.07)
LOSS PER SHARE FROM DISCONTINUED OPERATIONS
                                                        (0.00)          (0.01)          (0.01)          (0.01)
                                                 ------------    ------------    ------------    ------------

BASIC NET LOSS PER SHARE                         $      (0.01)   $      (0.05)   $      (0.02)   $      (0.08)
                                                 ============    ============    ============    ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                              12,277,579      11,698,994      12,146,372      11,332,835
                                                 ============    ============    ============    ============

                 The accompanying notes are an integral part of
                these interim consolidated financial statements


                              inCALL SYSTEMS, INC.
                         (formerly iCall Systems, Inc.)
                          (a development stage company)
                  INTERIM CONSOLIDATED Statements of Cash Flows
                                   (Unaudited)
                                                                                                           October 20, 1998
                                                                                Six Months ended June 30,   (inception) to
                                                                                  2003             2002      June 30, 2003
                                                                               --------------------------  ----------------
Cash flows from operating activities
    Net loss for the period from continuing operations                         $  (164,491)   $  (806,594)   $(2,897,559)
    Adjustments  to  reconcile  net  loss  to net  cash  used  in  operating activities
    - non-cash revenue                                                             (52,236)          --         (212,236)
    - depreciation                                                                   2,630            526          6,499
    - stock-based compensation                                                      25,175        281,125        618,704
    - non-cash expenses                                                             55,248        172,981        438,888
    - accrued interest on convertible notes and loan                                48,830         28,400        137,535
    - write down of advances to ICCP                                                  --             --          532,499
    - gain on sale of technology                                                      --             --          (96,667)
    - loss (gain) on sale of investment                                                460           --         (176,873)
    - loss on settlement of lawsuit                                                   --             --           74,600
    -impairment of promissory note                                                    --             --          175,000
    - impairment of goodwill                                                          --             --          453,179
    - accounts receivable                                                           (2,054)        (2,054)        (5,177)
    - prepaid expenses                                                                (565)          --           (2,510)
    - deposits held                                                                 27,494           --           27,494
    - accounts payable and accrued liabilities                                      22,097         59,371        377,676
                                                                               -----------    -----------    -----------
    Cash flows used in continuing operations                                       (37,412)      (266,245)      (562,403)
    Cash flows used in discontinued operations                                        --          (56,684)      (152,434)
                                                                               -----------    -----------    -----------
CASH FLOWS USED IN OPERATING ACTIVITIES                                            (37,412)      (322,929)      (714,837)
                                                                               -----------    -----------    -----------
Cash flows from investing activities
    - acquisition of fixed assets                                                     --             --          (58,339)
    - cash received on sale of investment                                              927           --              927
    - net cash received on sale of subsidiary                                        6,113           --            6,113
    - advances to ICCP                                                                --             --         (532,500)
                                                                               -----------    -----------    -----------
CASH FLOWS FROM (USED IN) investing activities                                       7,040           --         (583,799)
                                                                               -----------    -----------    -----------
Cash flows from financing activities
    - proceeds from convertible notes payable                                         --             --        1,095,000
    - proceeds from loan payable                                                    25,000        200,000         25,000
    - proceeds from issuance of common shares for cash                                --             --          172,000
    - deposit on treasury shares                                                      --           10,000         (5,955)
    - advances from (repayments to) related parties                                     94           --           13,455
                                                                               -----------    -----------    -----------
Cash flows from financing activities                                                25,094        210,000      1,299,500
                                                                               -----------    -----------    -----------

Increase (DECREASE) in cash                                                         (5,278)      (112,929)           864
Cash, BEGINNING of period                                                            6,142        130,066           --
                                                                               -----------    -----------    -----------

Cash, End of period                                                            $       864    $    17,137    $       864
                                                                               ===========    ===========    ============

OTHER NON-CASH TRANSACTIONS:
During the six months ended June 30, 2003 11,852 common shares valued at $2,370 were returned to treasury and cancelled. See Notes 6 and 9.

                   The accompanying notes are an integral part
               of these interim consolidated financial statements
                              inCALL SYSTEMS, INC.
                          (a development stage company)
               Notes to INTERIM CONSOLIDATED financial Statements

                                  JUNE 30, 2003
 -------------------------------------------------------------------------------
                                   (Unaudited)


                                                      5
NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

inCall Systems, Inc. was incorporated as Altrex Incorporated on October 20, 1998, under the laws of the State of Nevada. The Company changed its name to iCall Systems, Inc. on January 22, 2001 and to inCall Systems, Inc. on February 8, 2002.

The Company is in its development stage and to date its activities have been limited to capital formation and the development of its call center business and VOIP and related CRM technology. By agreement dated July 30, 2001 the Company acquired the business assets of 1st Call Pte Ltd, a Singapore-based call center provider. On November 1, 2001 the Company commenced a call center business operation in Singapore through its new subsidiary inCall Systems Pte Ltd and during November 2001 commenced a call center business operation in Malaysia through a new subsidiary inCall Systems Sdn. Bhd. Due to lack of profitability the Malaysian call center was shut down during October 2002 and during December 2002 management decided to sell the Singapore call center which was completed during the period. Refer to Note 11. In February 2002 the Company acquired the assets and VOIP and related CRM technology developed by Vocalscape Communications Inc. The Company is currently focusing its efforts on the marketing and licensing of its intellectual properties (software) originally developed by Vocalscape Communications Inc. (Refer to Note 4)

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2003 the Company has a working capital deficiency of $1,660,219 and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on its ability to obtain additional financing, settling its outstanding debts and ultimately to attain profitable operations.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Basis of presentation
The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation
The financial statements include the accounts of the Company and its wholly-owned subsidiaries, Incall Systems (B.C.) Inc. incorporated in British Columbia, inCall Systems Pte. Ltd incorporated in Singapore which commenced operations on November 1, 2001, inCall Systems Sdn. Bhd. incorporated in Malaysia on December 12, 2001. All significant intercompany balances and transactions are eliminated on consolidation.

Revenue recognition
The Company generated call center revenue in 2002 from provision of call center and related services. Revenue is recognized when fees are accrued and services are provided and collection is reasonably assured. Revenue from the licensing of VOIP technology and related management services are recorded in accordance with terms of licensing agreements when collection is reasonably assured.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

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

Goodwill and other intangible assets
In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. The Company has adopted the provisions of SFAS 142 for acquisition of goodwill and other intangible assets after June 30, 2001. The adoption of SFAS 142 did not impact the results of operations for any periods previously reported. For the fiscal year ended December 31, 2002 the Company recorded an impairment of other intangible assets of $433,179 relating to its Singapore call center operations.

Financial instruments
The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and due to related parties. The fair values of these financial instruments approximate their carrying values. Management believes that the fair value of the convertible debt approximates its carrying value.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

Stock-based compensation
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the six month period ended June 30, 2003 and the required disclosures have been made below.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 9:

                                                                                    June 30, 2003
                                                                                  ----------------
                  Net loss                                      As reported            $(214,825)
                  APB 25 compensation expense                   As reported                25,175
                  SFAS 123 compensation expense                 Pro-forma               (125,400)
                                                                                  ----------------
                  Net loss                                      Pro-forma              $(315,050)
                                                                                  ================
                  Pro-forma net loss per share
                       Basis and fully diluted                  Pro-forma                 $(0.02)
                                                                                  ================

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

--------------------------------------------------------------------------------

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


NOTE 3 - FIXED ASSETS
---------------------------------------------------------------------------

                                                 June 30,    December 31,
                                                   2003          2002
                                               ----------------------------

        Computer equipment and software            $ 21,082      $  72,721
        Furniture and fixtures                            -          3,163
        Office equipment                                  -         25,196
        Leasehold improvements                            -         13,450
                                               ------------------------------
                                                     21,082        114,530
        Less: accumulated depreciation                (6,499)     (33,547)
                                               ------------------------------

                                                   $ 14,583      $  80,983
                                               ==============================

NOTE 4 - ACQUISITION OF VOIP TECHNOLOGY
--------------------------------------------------------------------------------

By agreement dated February 5, 2002 and completed March 26, 2002 the Company acquired Voice over Internet Protocol technology ("VOIP") and related customer relations management ("CRM") software products developed by Vocalscape Communications Inc. from Bonaventure Enterprises Inc. (formerly Blackwater Gold Corp.), a British Columbia, Canada company for $600,000 plus related equipment for $15,000. The consideration paid was $15,000 cash and 300,000 shares of common stock of the Company valued at $2.00 per share. The Company is required to pay a royalty of 2% of gross revenue reported by the Company for 24 months and thereafter for 36 months the Company will pay a royalty of 1% of the gross revenue reported by the Company, subject to a maximum of $250,000 per year. The Company has the right to repurchase the 300,000 shares at a price of $2.20 per share in the first year and at $2.40 per share in the second year. The Company will capitalize the costs of reacquiring these shares in excess of $2.00 per share. The Company also is required to repurchase each quarter a minimum of $10,000 of these shares from Bonaventure. As at June 30, 2003 the Company had paid $5,955 towards these purchases and is required to pay an additional $44,045 for a total of $50,000 which has been recorded as an obligation to repurchase shares as part of Stockholders' Equity.


NOTE 5 - TECHNOLOGY LICENSE AGREEMENT
--------------------------------------------------------------------------------

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


NOTE 6 - INVESTMENT IN TELCO BLUE INC.
--------------------------------------------------------------------------------

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

At December 31, 2002 the Company wrote down the carrying value of its investment in Telco from $384,000 to $240,000, recognizing an unrealized loss of $144,000 which was recorded to other comprehensive loss in 2002.

During the six months ended June 30, 2003 the Company received an additional 4,250,000 shares of Telco valued at $170,000 in settlement of all current and future amounts owing under the management agreement. As a result, the Company recognized non-cash revenue of $52,236 in the six months ended June 30, 2003 and has recorded deferred revenue of $117,764.

During the six months ended June 30, 2003 the Company paid 200,000 of its Telco shares to an individual as a finance fee for a loan. Refer to Note 8. These shares were valued at $10,000. In addition, the Company sold 15,000 of its Telco shares on the market for proceeds of $927 and paid 600,000 of its Telco shares to an individual in settlement of an accounts payable of $42,000. These transactions resulted in a realized loss of $460.


NOTE 7 - CONVERTIBLE NOTES PAYABLE
--------------------------------------------------------------------------------
During the year ended December 31, 2001 the Company obtained loans secured by convertible notes in the amount of $440,000 with Update Ltd. ("Update"). The notes bear simple annual interest at 6%, with principal and interest due on September 20, 2002, which was extended to April 30, 2004. The notes give Update the option of converting into restricted common shares at a conversion price equal to the lesser of 75% of the average closing price for the five trading days prior to conversion or $1.25 per share. In the event of a default, (interest not paid or debenture not paid at maturity) interest will continue to accrue on the total amount then due at an annual interest rate of 12% plus a collection fee of $10,000.

--------------------------------------------------------------------------------

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

All of the notes contain a restriction on future financings that the Company shall not issue common stock for a price of less than $1.50 per share without the written permission of the Lender for as long as any principal remains outstanding. Further, the Company pledged all of its assets as collateral for the loan. The Company also agreed to file a General Security Agreement ("GSA"), or GSA-equivalent, to register this security claim. As at June 30, 2003, interest of $121,285 has been accrued and is included in the balance owing.


NOTE 8 - LOAN PAYABLE
--------------------------------------------------------------------------------

During the six months ended June 30, 2003 the Company received a loan of $25,000 by way of a promissory note. Under the terms of this note, the Company must repay $30,000 by April 20, 2003 which was extended to June 25, 2003 for additional compensation of $1,250 for a total of $31,250 to be repaid. The Company provided 200,000 of its Telco shares valued at $10,000 as further consideration for this loan. In addition, the Company has deposited 2,000,000 of its Telco shares as collateral security. Currently the loan is in default and the Company is negotiating further repayment terms.


NOTE 9 - CAPITAL STOCK
--------------------------------------------------------------------------------

During the six months ended June 30, 2003 the Company issued 280,000 common shares in settlement of a debt of $42,000. In addition, the Company issued 931,000 common shares valued at $148,960 as direct stock awards under its 2003 Stock Compensation Plan, of which 423,000 were issued to two directors. In addition, 11,852 shares with a fair market value of $2,370 were returned to treasury and cancelled.

Stock options

During 2001 the Company granted options to acquire a total of 2,200,000 shares of the Company's common stock to certain officers, directors and employees of the Company and its subsidiaries. The options were granted at an exercise price of $1.00 per share and vest evenly over periods ranging from 6 months to 24 months from the date of each grant.

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

During 2002 the Company granted options to acquire a total of 132,000 shares of the Company's common stock to certain officers, directors and employees of the Company and its subsidiaries. The options were granted at an exercise price of $1.20 per share and vest evenly over 24 months from the date of each grant. The Company also granted options to acquire 100,000 shares of the Company's common stock to an employee of the Company. The options were granted at an exercise price of $1.02 per share and vest evenly over 18 months from the date of grant.

During 2002 the Company granted options to acquire 160,000 shares of the Company's common stock to a consultant of the Company. The options were granted at an exercise price of $1.375 per share. Another consultant was granted options to acquire 100,000 shares of the Company's common stock. The options were granted at an exercise price of $1.36 per share and vest evenly over 12 months from the date of grant.

Effective June 17, 2003, the Company adopted a stock compensation plan, the 2003 Stock Compensation Plan (the "2003 Plan"). The 2003 Plan permits granting of options to employees, consultants, officers and directors of the Company and any of its subsidiaries, as well as other direct stock awards. The 2003 Plan allows for the granting of either Incentive Stock Options at a price not less than 100% of the market value of the Company's common stock or Non-qualified Stock Options at a price not less than 85% of the market value of the Company's common stock.

The following table summarizes information about stock options outstanding as at June 30, 2003:

                                                                                                     Weighted Average
                                                                               Weighted Average         Remaining
                                                         Number of options      Exercise Price       Contractual Life
                                                       ---------------------- -------------------- ---------------------

           Balance, December 31, 2000                                     -             $      -                     -
                Granted                                            2,200,000                 1.00
                Exercised/expired/cancelled                               -                    -
                                                       ---------------------- -------------------- ---------------------
           Balance, December 31, 2001                              2,200,000                   -             9.56 years

                Granted                                              492,000                 1.25
                Exercised/expired/cancelled                               -                    -
                                                       ---------------------- -------------------- ---------------------
           Balance, December 31, 2002                              2,692,000                 1.05            7.48 years

                Granted                                                    -                    -
                Exercised/expired/cancelled                      (1,360,000)                    -
                                                       ---------------------- -------------------- ---------------------
           Balance, June 30, 2003                                  1,332,000            $    1.02            7.99 years
                                                       ====================== ==================== =====================

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

The 2,200,000 options were granted to employees, officers and directors at less than market value of the Company's common stock with a total intrinsic value, being the excess of the quoted market price of the common stock over the exercise price at the date the options are granted, of $410,000. In accordance with the provisions of ABP No. 25, this additional compensation will be recognized over the vesting period of the options of which $21,875 has been recorded in the six months ended June 30, 2003 and $406,354 has been recorded to date. During the six months ended June 30, 2003 1,000,000 of these options which were fully vested were cancelled.

The 132,000 options were granted to employees, officers and directors at less than market value of the Company's common stock with a total intrinsic value, being the excess of the quoted market price of the common stock over the exercise price at the date the options are granted, of $13,200. In accordance with the provisions of ABP No. 25, this additional compensation will be recognized over the vesting period of the options of which $3,300 been recorded in the six months ended June 30, 2003 and $7,700 has been recorded to date.

--------------------------------------------------------------------------------

In addition, the Company has recorded $150,400 of compensation expense relating to the 160,000 options granted during 2002 to a consultant which vested immediately, and $54,250 of a total of $93,000 of compensation relating to the 100,000 options granted to a consultant which vest evenly over a period of one year. These options were valued using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 4%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 97% and a weighted average expected life of the option of 1 year. During the six months ended June 30, 2003 these options were cancelled.

In addition, the Company granted 100,000 options to an employee at an amount equal to the market value of the Company's common stock resulting in no intrinsic value. In accordance with the provisions of ABP No. 25, no additional compensation is required to be recognized over the vesting period of the options. During the six months ended June 30, 2003 these options were cancelled.


NOTE 10 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the six months ended June 30, 2003 consulting fees totalling $50,000 (2002 - $77,013) were paid to officers and directors of the Company. At June 30, 2003 $13,455 (2002 - $46,316) is owing to these parties. In addition, net cash advances of $0 (2002 - $15,061) were received from a director.

Refer to Note 9.

NOTE 11 - DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

Malaysian Call Center

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

Singapore Call Center

During December, 2002 the Company made a strategic decision to sell the Singapore Call Center and change its business core business focus from the operation of call centers to that of a developer and licensor of Customer
Relations Management (CRM) software based on the intellectual properties it acquired from the assets it purchased in February 2002 developed by Vocalscape Communications Inc. Accordingly, effective December 31, 2002 the Company has disclosed the results of operations of this subsidiary as discontinued operations.

By agreement dated April 2, 2003 and completed May 7, 2003 the Company agreed to sell its 100% interest in inCall Singapore in consideration for the payment of $12,000, payment of certain liabilities, forgiveness of debt owed to the Company of $199,004 plus the issuance of a promissory note for $788,000. The promissory note is exchangeable for equity in a public company to be acquired by the purchaser in a future reverse merger. The Company valued the promissory note at $100,000 due to the uncertainly of realization of the face amount. During the six months ended June 30, 2003 the Company recorded a loss on disposal of $50,334 upon completion of this sale.

The comparative financial statements have been restated to reflect the revenues and expenses of the Singapore call centers as discontinued operations.


NOTE 12 - INCOME TAXES
--------------------------------------------------------------------------------

The Company's has net operating loss carryforwards at June 30, 2003 which may be available to offset future taxable income. These carryforwards will expire, if not utilized, beginning in 2015. The potential tax benefit of these losses has not been recorded as a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.


NOTE 13 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

During July, 2003, the Company completed an agreement to license/sell its interactive chat technology for $600,000. Under the terms of the 12-year license/purchase agreement, the Company will receive a minimum of $100,000 cash and a promissory note for $500,000. The Company received $25,000 cash with the remaining balance of $75,000 payable by May 15, 2006. Should the $75,000 not be paid by May 15, 2006 then the buyer will pay $125,000 by May 15, 2009. In the event the $125,000 is not paid by May 15, 2009 then the buyer will pay $225,000 by May 15, 2012.

The Company has agreed to exchange the promissory note for shares should the chat technology become the asset of a company listed on a recognized public exchange.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Under the terms of the share purchase agreement, Intercontinental Communications, Inc. paid cash of $12,000 and have paid certain liabilities of the Singapore call center and have issued a promissory note to inCall Systems, Inc. with a face value of $788,000. inCall Systems, Inc. has agreed to exchange the promissory note for equity should Intercontinental Communications, Inc. shares become listed on a recognized public exchange.

On July 15, 2003, the Company signed an agreement to license/sell its interactive chat technology for $600,000. Under the terms of the 12-year license/purchase agreement, inCall Systems will receive a minimum of $100,000 cash and a promissory note for $500,000. The Company received $25,000 cash with the remaining balance of $75,000 payable by May 15, 2006. Should the $75,000 not be paid by May 15, 2006 then the buyer will pay $125,000 by May 15, 2009. In the event the $125,000 is not paid by May 15, 2009 then the buyer will pay $225,000 by May 15, 2012.

 inCall Systems has agreed to exchange the promissory note for shares should the chat technology become the assets of a company listed on a recognized public exchange.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and segment data and in conjunction with the Company's 10-KSB filed May 21, 2003. Results for interim periods may not be indicative of the results for the full year.

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

July 10, 2003, the Company completed the transaction of selling its wholly-owned Singapore subsidiary, inCall Systems Pte Ltd, which operates the Company's call center. The purchaser of the Singapore subsidiary is Intercontinental Communications, Inc., a private Nevada corporation.

The selling price of the call center was $800,000 paid in the form of $12,000 cash and a 24-month promissory note for $788,000 carrying an 8% interest rate. The Company has agreed to exchange the promissory note for equity in the event that Intercontinental Communications shares become listed on a recognized public exchange. Intercontinental Communications has also agreed to sign a two-year consulting contract with the Company to make for a smooth transition of operations in Singapore.

On July 14, 2003 the Company received 4,250,000 shares of common stock from telcoBlue, Inc. as payment in meeting its contractual obligations to the Company under the terms of their agreements. The shares were issued in satisfaction of the 24 month management agreement that called for telcoBlue to pay inCall Systems, Inc. $15,000 per month and expenses paid on behalf of telcoBlue.


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

inCall Systems acquired the assets of Vocalscape from Blackwater Gold Corporation (BWG) for a combination of stock and cash. Under the terms of the agreement, inCall Systems paid $15,000 cash and 300,000 shares, valued at $2.00 per inCall share, issued under Rule 144 and carrying a 24-month legend. inCall may repurchase the shares at $2.20 per share for the first 12 months and $2.40 per share during months 13 to 24. Royalties are payable to Blackwater Gold Corporation by inCall Systems at the rate of 2% of gross revenue reported by inCall Systems for a 24 month period, followed by 1% of gross revenue for a 36 month period (the maximum cumulative royalties paid in any inCall Systems fiscal year shall not exceed $250,000.00). inCall Systems, Inc. also agreed to repurchase $10,000 worth of inCall Systems, Inc. shares per quarter for eight quarters.

As of the filing of this 10-QSB, inCall Systems, Inc. was behind in its obligation to Blackwater Gold Corporation and is currently in renegotiation discussions with the company. inCall Systems, Inc has a good working relationship with Blackwater Gold Corporation and it is not expected that the current negotiations with Blackwater Gold Corporation will have any adverse effect on inCall Systems, Inc.'s ongoing business.

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

DISTRIBUTION AGREEMENTS

On September 9, 2002, inCall Systems, Inc.'s wholly owned subsidiary, Vocalscape Networks Inc., entered into a distribution agreement with Better Call Home, Inc.
(BCH) a Nevada corporation. Under terms of the agreement, ninety-two and five tenths percent (92.5%) of the outstanding shares of BCH's common stock was transferred to Vocalscape Networks Inc. in exchange for the right to distribute Vocalscape products. In consideration for such rights, Vocalscape will receive good and marketable title to seventeen point five percent (17.5%) of BCH's issued and outstanding common stock free of all encumbrances whatsoever. Vocalscape Networks Inc. received 4,800,000 shares of common stock of telcoBlue, Inc. for common stock in exchange for the seventeen point five percent (17.5%) of BCH's issued and outstanding common stock

Vocalscape Networks Inc. sold 750,000 shares of Better Call Home, Inc. to O.B. Services Inc., a Colorado corporation and Creative Communications Corp., a Colorado corporation. A promissory note for $200,000, designated for the purchase of such shares, was received by Vocalscape Networks Inc. August 28, 2002 and became effective September 9, 2002.

Interest of 8% and any accrued unpaid charges on the note are payable annually, in arrears, on the last day of each calendar year, commencing with a short calendar year for 2002. The principal balance, interest and accrued unpaid charges under the note are due and payable on the final maturity date of August 4, 2004.

On November 28, 2002, Vocalscape Networks Inc., the Company's wholly owned Canadian subsidiary, transferred all its assets to its parent inCall Systems, Inc. The assets included Vocalscape's management agreement with Better Call Home, Inc., the shares owned in telcoBlue, Inc., the promissory note for $200,000, and all other assets including but not limited to trademarks and websites. Subsequently, the Company determined that realization of the full amount of the note was uncertain and at year-end December 31, 2002 the Company recorded a write-down of the note to the estimated net recoverable amount of $25,000 resulting in a loss of $175,000.

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

On April 2, 2003, the Company entered an agreement with Intercontinental Communications, Inc. to sell 100% interest in its Singapore call center. Under the terms of the share purchase agreement, Intercontinental Communications, Inc. paid cash of $12,000 and have paid certain liabilities of the Singapore call center and have issued a promissory note to inCall Systems, Inc. with a face value of $788,000. inCall Systems, Inc. has agreed to exchange the promissory note for equity should Intercontinental Communications, Inc. shares become listed on a recognized public exchange.

On July 14, 2003, the Company received 4,250,000 shares of common stock from telcoBlue, Inc. as payment to meets its obligations to the Company under the terms of their agreements. The shares were issued in satisfaction of the 24 month management agreement that called for telcoBlue to pay inCall Systems, Inc. $15,000 per month.

On July 15, 2003, the Company signed an agreement to license/sell its interactive chat technology with Vocalscape Networks, Inc., a private Nevada corporation, for $600,000. Under the terms of the 12-year license/purchase agreement, inCall Systems will receive a minimum of $100,000 cash up to $225,000 and a promissory note for $500,000. The cash component of the agreement increases every 36 months over the term of the agreement. inCall Systems has agreed to exchange the promissory note for equity should Vocalscape Networks, Inc. shares become listed on a recognized public exchange.

OPERATIONS

Revenues for the six months ending June 30, 2003 were $72,177 as compared to $15,958 for the same period during 2002. The increases in revenues are attributable implementing the Company's new strategic direction of software licensing verses the operating of call centers. Revenues were primarily generated from the licensing of the Company's software products and consulting revenues generated through such licenses.

Consulting consisted of compensation for officers and directors of the Company who focused on seeking suitable acquisition companies, developing business plans, financial pro formas and fund raising activities, and various other consultants and programmers contracted to assist the Company. Consulting expenses for six months ending June 30, 2003 were $83,982 compared to $475,928 for the same period in 2002. The decrease in consulting expenses arose primarily from the Company depending less on consultants in line with its new business focus of software licensing, and less stock based compensation.

General and Administrative expenses consist primarily of rent, phone and fax and other office expenses. General and Administrative expenses for the six months ended June 30, 2003 were $23,019 compared to $61,450 for the same period in 2002. The decrease in General and Administrative expenses arose primarily from the Company reducing office space and streamlining operations.

Marketing expenses for the six months ending June 30, 2003 was $0 compared to $50,000 for the same period in 2002. The decrease is primarily attributable to the Company's new business focus of software licensing and having the licensee pay marketing expenses for licensed products.

Interest for the six months ended June 30, 2003 was $48,830 consisting of accrued interest on the Company's convertible notes compared to $29,780 for the same period in 2002. The increase in interest in due to additional notes signed during 2002.

Total Operating Expenses for the six months ended June 30, 2003 were $236,208 resulting in an Operating Loss of $164,031 compared to $822,552 in expenses for the same period in 2002 resulting in an Operating Loss of $806,594. Basic Net

Loss per share amounted to $0.02 for the six months ended June 30, 2003 compared to $0.08 per share for the same period in 2002. The decrease in expenses, operating losses are attributed to the Company's new business direction and streamlining of operations.

LIQUIDITY AND CAPITAL RESOURCES

In six months ended June 30, 2003, the Company has financed operations principally through cash generated by software licensing and consulting, and shareholder loans.

Net cash used in Operating Activities was $23,957 for the six months ended June 30, 2003 compared to $322,929 for the same period in 2002 and consisted accrued interest on convertible notes, stock based compensation and non cash expenses. The decrease Operating Activities are attributed to the Company's new business direction and streamlining of operations.

Net cash provided by financing activities was $11,639 for the six months ended June 30, 2003 compared to $210,000 for the same period in 2002. Net cash, provided by financing activities for the six months ended June 30, 2003, was attributable to proceeds generated from loans. The decreases in net cash provided by financing activities are attributed to the Company's new business direction and streamlining of operations.

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Communicate.com Inc. has caused this report to be signed on its behalf by the undersigned, who is duly authorized.

                         INCALL SYSTEMS, INC.

                         BY:  /s/ MARC CRIMENI
                              --------------------------------------------
                         Name and Title:  MARC CRIMENI - DIRECTOR AND CEO
                         Dated:   SEPTEMBER 26, 2003


                         BY:  /s/ ROBERT HARRIS
                              ---------------------------------------------
                         Name and Title:   ROBERT HARRIS - TREASURER
                         Dated:   SEPTEMBER 26, 2003


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

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) All exhibits required to be filed herein are incorporated by reference to Registrant's Form 10-KSB, previously filed with the Commission on May 21, 2003 and Registrants From 10-QSB files June 16, 2003 and the 10-QSB/A filed on June 17, 2003.

(b) The Company filed the following reports on Form 8-K during the three months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                inCall Systems, Inc.

Dated: September 26, 2003       /s/ Marc Crimeni
                                ----------------------------------
                                Marc Crimeni
                                CEO, President /Director